Form 10-K
period 1993-12-31
AMSTAR CORP /DE/
filed 1994-03-31
CIK 807711

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          _______________________

                                 Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1993

                      Commission file number 33-10740

                            AMSTAR CORPORATION

          (Exact name of registrant as specified in its charter)

        Delaware                                   13-3382652
(State of Incorporation)              (I.R.S. Employer
Identification No.)

        Long Wharf Maritime Center, 555 Long Wharf Drive, Suite 12
                            New Haven, CT 06511
                 (Address of principal executive offices)

                              (203) 777-2274
                      (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes   X       No_______                      (2)  Yes   X
  No_______

     As of March 25, 1994, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $-0-.

     As of March 25, 1994, a total of 1,000 shares of common stock of the Company was outstanding. All of the common stock is owned by ESSTAR Incorporated.

                  Documents Incorporated by Reference:
                                   None

                                  PART I

Item 1.   Description of Business

     Amstar Corporation (the "Company" or "Amstar") is a privately held Delaware corporation which was formed in l986 for the purpose of effecting the merger (the "Merger") of its wholly owned indirect subsidiary ("Acquisition") with and into AHI, Inc., a Delaware corporation ("AHI"). On November 21, 1986, Acquisition merged with and into AHI and AHI became a wholly owned indirect subsidiary of the Company. AHI acquired the former Amstar Corporation in a leveraged buy-out in February 1984.

     On December 5, 1986, AHI adopted a plan of complete liquidation pursuant to Section 332 of the Internal Revenue Code of 1954, as amended, and, effective December 31, 1986, the assets of AHI were distributed to wholly owned subsidiaries of the Company which together owned all the outstanding shares of capital stock of AHI.

     On July 30, 1987, the Company sold its Spreckels sugar beet processing operations and its Industrial Products Group to a leveraged buy-out group including certain managers of those units. The purchase price was approximately $170 million, including the discharge of certain indebtedness, $15 million of preferred stock, and warrants to purchase common stock of the new corporation. On December 22, 1988, the Company sold the capital stock of Amstar Sugar Corporation and other subsidiaries engaged in the cane sugar refining and related packaging businesses to an affiliate of Tate & Lyle PLC, London, England for approximately $310 million. On March 28, 1991, the Company sold the capital stock of Milford Products Corporation, a subsidiary engaged in the manufacture and sale of saw blades and accessories, to a U.S. subsidiary of Sandvik AB of Sweden, for approximately $19.7 million in cash. (See "Sale of Milford" at page 23.) The Company had three subsidiaries engaged in the manufacture and sale of specialized electronic equipment. Those units, all of which have been sold, were Aiken Advanced Systems, Inc., California Instruments Corporation and Keltec Florida, Inc.
Those units constituted the Amstar Electronics Group (the "Electronics Group"). (See note 3 to consolidated financial statements at page S-8 for a discussion of discontinued operations.)

     On June 30, 1989, the holders of all the then outstanding shares of common stock of Amstar exchanged (the "Amstar Exchange") such shares for shares of common stock of ESSTAR Holdings Inc., a Delaware corporation, now known as ESSTAR Incorporated ("Esstar"). Simultaneously with the Amstar Exchange, the holders of all the then outstanding shares of common stock of EI Holdings Corp., a Delaware corporation ("EI

Holdings"), exchanged such shares for shares of Esstar common stock (together with the Amstar Exchange, the "Combination"). As a result of the Combination, Amstar and EI Holdings each became direct, wholly owned subsidiaries of Esstar. Affiliates of Merrill Lynch Capital Partners, Inc. ("ML Capital Partners"), a subsidiary of Merrill Lynch & Co., Inc., hold an aggregate of approximately 91.4% of the voting power of Esstar, and approximately 76.2% of the total common equity of Esstar including the shares of stock issuable upon exercise of outstanding employee stock options exercisable within 60 days, but not including shares issuable upon conversion of outstanding shares of preferred stock and non-voting common stock into voting common stock. The Company has an investment in certain securities of ESSEX Holdings, Inc., a subsidiary of EI Holdings. (See "Long-Term Investments" at page 18.) ESSEX Holdings, Inc., referred to herein as "Essex", changed its name from ESSEX Industries, Inc., effective January 23, 1992.

     In the Combination, Amstar issued (i) an aggregate of 413,362 shares of Amstar Common Stock to certain institutional investors for $40.00 per share or an aggregate purchase price of approximately $16.5 million in cash and (ii) an aggregate of 22,285 shares of Amstar Common Stock to certain other institutional investors for $40.00 per share or an aggregate purchase price of approximately $0.9 million in cash. In addition, certain institutional investors purchased (i) an aggregate of 404,050 shares of Amstar Common Stock held by Amstar management investors for $40.00 per share or an aggregate purchase price of approximately $16.2 million and (ii) an aggregate of 32,599 shares of Amstar Common Stock for $40.00 per share from an affiliate of ML Capital Partners for an aggregate purchase price of approximately $1.3 million. Certain institutional investors also purchased an aggregate of 435,750 shares of Amstar Common Stock held by certain Amstar management investors for $40.00 per Amstar share for an aggregate purchase price of approximately $17.4 million.

     In connection with the Combination, Amstar (i) repurchased 49,550 shares of Amstar Common Stock from two former members of Amstar management for $40.00 per share or an aggregate purchase price of approximately $2.0 million, (ii) repurchased 250,000 shares of Amstar Common Stock from affiliates of ML Capital Partners for $40.00 per share or an aggregate purchase price of approximately $10.0 million, (iii) made a supplemental payment aggregating approximately $0.5 million to two former Amstar management investors, (iv) canceled an aggregate of 422,325 options to purchase Amstar Common Stock held by certain members and former members of Amstar management for an aggregate payment of approximately $12.8 million and (v) paid a dividend of approximately $2.3 million to Esstar.

                            Segment Information

     The Company's business consists of one industry segment: heavy-duty portable electric power tools. The power tools segment is composed of Milwaukee Electric Tool Corporation ("METCO"). Milford Products Corporation ("Milford"), formerly part of the power tools segment, was sold on March 28, 1991. (See "Sale of Milford" at page 23.)

     METCO is one of the three largest manufacturers and distributors in the United States of heavy-duty portable electric power tools and accessories sold to professional tradesmen and consumers. METCO'S products include over 300 models of heavy-duty portable electric tools and accessories, such as drills, grinders, saws, blades, routers and hammers, substantially all of which it manufactures.



     Major METCO products include the following:

Diamond Drilling Equipment         Saws
                                     Band saws
Drills                               Chain saws
  Pistol drills                      Circular saws
  D-handle drills                    Jig saws
  Right angle drills                 Miter saws
  Compact drills                     Reciprocating saws
  Super hole-shooters                   (Sawzall )
  Cordless drills                    Worm drive saws

                                   Screwdrivers
                                     Screw-shooters, nut runners
Electromagnetic drill presses        Adjustable clutch
                                       screwdrivers
Grinders                             Drywall screwdrivers
  Bench grinders                     Self-drilling, self-tapping
  Right angle sander-grinders          screwdrivers
  Straight and die grinders          Cordless screwdrivers

Hammers                            Power tool accessories
  Hammer drills                      Selfeed bits
  Rotary hammers                     Band saw blades
                                     Hole saw blades
                                     Reciprocating saw blades
Polishers

Sanders
  Belt sanders
  Circular sanders
  Orbital sanders
  Random orbit sanders

                        Marketing and Distribution

     The METCO sales organization includes a U.S. sales group; a national accounts/home center sales group; a Canadian subsidiary located in Scarborough, Ontario; and an international sales operation located in Brookfield, Wisconsin.

     METCO has company-owned service centers in 21 major U.S. metropolitan areas and one in the Toronto, Canada, area. These branches repair and service METCO's products, sell parts and accessories, and handle order entry for the field sales force. METCO also has a network of 392 independently-owned authorized service stations to provide customers with post-sale warranty and repair service.

     METCO's products are sold throughout the U.S. and Canada to distributors reaching the industrial and construction markets and service trades. METCO also markets its tools and accessories through hardware chains and building supply home centers. All products are shipped from METCO's Distribution Center in Olive Branch, Mississippi.

     The markets in which METCO competes are highly competitive, as portable electric tools are manufactured by a number of other companies, both domestic and foreign. METCO competes primarily on quality and, to a lesser extent, on price. METCO's end users are primarily professional tradesmen.


                              Patents

     The Company does not believe that any single patent is of material importance to its business.


                      Research and Development

     The Company's research and development costs amounted to $4,531,000 for the year ended December 31, 1993, $3,986,000 for the year ended December 31, 1992, and $3,387,000 for the year ended December 31, 1991.


                             Employees

     On March 1, 1994, the Company had approximately 1800 employees. The Company regards relations with its employees to be satisfactory.

                       Environmental Matters

     The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. The Company expended approximately $0.6 million for environmental quality projects in the year ended December 31, 1993, and anticipates the expenditure of approximately $0.7 million for environmental quality projects in the year ending December 31, 1994.



Item 2.   Properties


                         PROPERTIES OF THE COMPANY

Amstar Corporation       Executive Office         New Haven, CT

Milwaukee Electric Tool
     Corporation         General Office           Brookfield, WI

                         Plants                   Blytheville, AR;Brookfield,
                                                  WI; Pewaukee, WI;
                                                  Jackson, MS

                         Technical Center         Brookfield, WI

                         Distribution Center      Olive Branch, MS

                         Sales and service        Anaheim, CA; Atlanta, GA;
                         offices                  Boston, MA; Brookfield, WI;
                                                  Chicago, IL; Cincinnati, OH;
                                                  Cleveland, OH; Dallas, TX;
                                                  Denver, CO; Detroit, MI;
                                                  Houston, TX; Kansas City,
                                                  MO; Miami, FL; Minneapolis,
                                                  MN; New Orleans, LA; New
                                                  York, NY; Philadelphia, PA;
                                                  Phoenix, AZ; San Francisco,
                                                  CA; Seattle, WA; St. Louis,
                                                  MO
Milwaukee Electric Tool
  (Canada) Ltd.          Sales and service        Scarborough, Ontario, Canada
                         office


     METCO's general offices and plant in Brookfield, Wisconsin, are owned. METCO's plants in Jackson, Mississippi, Blytheville, Arkansas, and Pewaukee, Wisconsin, its distribution center in

Olive Branch, Mississippi, and its technical center in Brookfield, Wisconsin, are leased under leases which give METCO options to purchase the properties. Manufacturing facilities have an aggregate of approximately 400,000 square feet of area and distribution facilities have an aggregate of approximately 150,000 square feet of area. In October 1990 METCO leased approximately 75,000 square feet of additional manufacturing space in Kosciusko, Mississippi. Commencement of manufacturing operations at that facility has been postponed indefinitely.

Item 3.   Legal Proceedings

     (a) The Company is involved in various matters of litigation incidental to the normal conduct of its business. In management's opinion the disposition of that litigation will not have a material adverse impact on the financial condition of the Company.

     (b)  Not applicable.

Item 4.   Submission of Matters to a Vote of
          Security Holders

          Not applicable.



                                  PART II


Item 5.   Market for the Registrant's Common Stock and
          Related Security Holder Matters

     There is no established public trading market for the common stock.


Item 6.   Selected Financial Data

          See page 8.

                                        AMSTAR CORPORATION AND SUBSIDIARIES
                                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                                               (dollars in thousands)

The following selected historical financial data are derived from the consolidated financial statements of Amstar Corporation and its subsidiaries.  The Company's continuing operations include the operations of METCO for all periods presented and the operations of Milford and its subsidiary through March 28, 1991 (the date on which the Company sold the stock of Milford). In connection with the Combination, the Company and its subsidiaries changed their fiscal year end from June 30 to December 31, effective December 31,
1989.

The Selected Historical Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and the notes thereto.
                                                                                           Six Month Transition
                                                      Year Ended December 31,                  Period Ended      Six Months Ended
Income Statement Data:                       1993      1992      1991      1990      1989    December 31,1989   December 31, 1989
Net sales                                   $306,441  $266,405  $242,008  $276,127  $294,466        $140,810         $130,463
  Costs of products sold and
    operating expenses                       207,752   180,480   168,655   183,697   195,487          94,158           86,312
  Restructuring costs                           -              -              -         -             22,764             -
  Selling, general and administrative
    expenses                                  58,023    49,272    50,687    50,505    50,908          25,821           23,687
  Depreciation expense                         6,439     5,494     5,311     4,146     4,035           2,120            2,214
  Amortization of intangibles                  4,609     4,520     4,088     4,086     4,177           2,116
Operating income                              29,618    26,639    13,267    33,693    17,095          16,595           16,193
  Interest and dividend income                14,869    13,109    28,806    29,022    25,360          13,715            1,756
  Interest expense                           (23,591)  (23,626)  (36,076)  (38,369)  (40,134)        (19,546)         (19,290)
  Other non-operating income (expense), net      (21)      (35)      311    (2,645)     (204)           (298)           1,579
Income from continuing operations
  before provision for income taxes,
  extraordinary gains, and cumulative
  effects of changes in accounting
  principles                                  20,875    16,087     6,308    21,701     2,117          10,466              238
Total provision (benefit) for income taxes    10,649     6,934     4,959    10,483     1,410           4,332             (984)
Income from continuing operations
  before extraordinary gains, and
  cumulative effects of changes in
  accounting principles                       10,226     9,153     1,349    11,218       707           6,134            1,222
Income (loss) from discontinued
  operations, net of income taxes               -         -         -         -      (38,882)         (2,999)          78,151
Net income (loss) before extraordinary
  item and cumulative effect of changes
  in accounting principles                  $ 10,226  $  9,153  $  1,349  $ 11,218  $(38,175)       $  3,135         $ 79,373

Balance Sheet Data:

Working capital                             $ 48,515  $ 44,302  $ 49,979  $ 67,876  $ 72,580        $ 72,580         $232,773
Total assets                                 262,881   350,758   349,737   505,276   502,569         502,569          598,801
Capitalization:
Long-term debt                               201,800   195,300   204,530   332,589   341,228         341,228          336,543
Common stockholder's equity (deficit)        (20,873)   95,117    85,964   114,566   107,816         107,816          142,877
                                                                   8

Item 7.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition


    The following Summary of Operations with respect to the Company's continuing operations for the years ended December 31, 1993, 1992, and 1991 is presented to accompany management's discussion of results of operations. The Company's continuing operations for the periods set forth above include METCO and its subsidiary for all periods presented, and Milford and its subsidiary through March 28, 1991 (the date on which the Company sold the stock of Milford). (See "Sale of Milford" at page 23.)

    During the last several years the Company has divested several operating units including the Spreckels Operations, the Industrial Products Group, Amstar Sugar Corporation and the Electronics Group. Historically, these operations have been reflected as Discontinued Operations in the Company's financial statements. On April 15, 1992, the Company sold Keltec Florida, Inc., the last of its operations which had been classified as Discontinued Operations in its historical financial statements. (See discussion at page 2.)

    The Summary of Operations should be read in conjunction with the Consolidated Financial Statements.

                            AMSTAR CORPORATION
                          SUMMARY OF OPERATIONS
                          (dollars in millions)


                                        Year Ended December 31,
                                       1993      1992      1991


Net sales                              $306.4    $266.4    $242.0
Costs of products sold                  214.1     186.0     174.0
Gross profit                             92.3      80.4      68.0

Selling, general and administrative
  expenses                               58.1      49.3      50.6
Other expense                             4.6       4.5       4.1
Operating income                         29.6      26.6      13.3

Interest income                          14.9      13.1      28.8
Interest expense                        (23.6)    (23.6)    (36.1)
Other non-operating income                 -         -        0.3
                                         (8.7)    (10.5)     (7.0)

Income before provision for income
  taxes, extraordinary gain and
  cumulative effect of changes in
  accounting principles                  20.9      16.1       6.3
Income tax provision                     10.7       6.9       5.0

Income before extraordinary item and
   cumulative effects of changes in
   accounting principles                 10.2       9.2       1.3

Extraordinary gain on repurchase of
   113/8 Senior Subordinated Notes,
   net of related income taxes             -         -       20.2

Income before cumulative effects of
   changes in accounting principles      10.2       9.2      21.5
Cumulative effects of changes in
   accounting principles                (10.9)       -         -

Net income (loss)                      $ (0.7)   $  9.2    $ 21.5

Year Ended December 31, 1993 Compared with
Year Ended December 31, 1992

Sales

    Amstar's net sales were $306.4 million during the year ended December 31, 1993, an increase of $40.0 million or 15.0%, over the preceding year. The increase is due to a 12.4% increase in unit sales of tools and accessories, and a 2.3% increase in the average tool unit and accessory selling price.

Income from Operations

    Income from operations was $29.6 million during the year ended December 31, 1993, compared with $26.6 million during the year ended December 31, 1992. The improvement was due primarily to greater sales volume during the 1993 period.

    Gross margin was 30.1% of net sales during the year ended December 31, 1993, as compared with 30.2% during the year ended December 31, 1992. Effective January 1, 1993, Amstar adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("FAS 109") (See note 9 to consolidated financial statements at page S-14). This accounting change resulted in additional depreciation included in costs of products sold of $0.6 million during 1993. Exclusive of this accounting change, gross margin was 30.3% of net sales, a slight increase over the prior year.

    Selling, general, and administrative expenses, including corporate expenses, increased 0.4% to 18.9% as a percentage of sales during the year ended December 31, 1993, as compared with the preceding year. Effective January 1, 1993, Amstar adopted Financial Accounting Standard No. 106, "Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106") (See note 8 to consolidated financial statements at page S-13). This accounting change resulted in additional selling and administrative expense of $0.8 million during 1993. Exclusive of FAS 106 charges and corporate expenses, selling and administrative expenses increased by $8.6 million. This represents an increase of 0.6% as a percentage of sales, resulting from the expansion of sales and marketing programs.

Other Items

    Interest expense, which primarily reflects interest on the 11-3/8% Senior Subordinated Notes (the "Notes"), remained unchanged from the preceding year at $23.6 million.

    Interest income, including $14.1 million of interest from loans and advances to related parties, increased by $1.8 million during the current year to $14.9 million. This increase is primarily the result of additional accretion of interest on the Senior Subordinated Discount Notes due in 1997 (the "Discount Notes"). Subsequent to December 31, 1993, Essex informed the Company that as of December 31, 1993, Essex wrote off the remaining balance of its goodwill of $82.3 million. (See "Goodwill Write-off" at page 29.) Based on this information, the Company determined that, as of December 31, 1993, the ultimate realization of a portion of the Discount Notes may be in doubt. Accordingly, the Company has classified the Discount Notes as an offset to stockholder's equity in the consolidated balance sheet and statement of changes in stockholder's equity as of December 31, 1993, and will reserve in full against the accretion of interest on the Discount Notes subsequent to December 31, 1993. (See "Exchange of Indebtedness" at page 15.)

    The effective consolidated federal income tax rate for continuing operations was 38.2% in 1993 compared with 30.9% in 1992, (See note 9 to the Consolidated Financial Statements starting at page S-14.)

                           Results of Operations


Year Ended December 31, 1992 Compared with
Year Ended December 31, 1991

Sales

    Amstar's net sales were $266.4 million during the year ended December 31, 1992, an increase of $24.4 million or 10.1% over the year ended December 31, 1991. Milford, which was sold on March 28, 1991, accounted for $5.9 million of net sales during the year ended December 31, 1991. (See "Sale of Milford" at page 23.) Exclusive of Milford, net sales increased $30.3 million, or 12.8%, from the preceding year. The increase is due to a 10.0% increase in unit sales of tools and accessories, and a 2.5% increase in the average tool unit and accessory selling price.

Income from Operations

    Income from operations was $26.6 million during the year ended December 31, 1992, compared with $13.3 million during the year ended December 31, 1991. The improvement was due to greater sales volume and improved gross margin.

    Gross margin improved to 30.2% of net sales during the year ended December 31, 1992, from 28.1% during the year ended December 31, 1991, primarily because of higher production levels in 1992 as compared to 1991. Higher production levels resulted in the spreading of fixed overhead costs over a larger number of units, thus reducing the per unit cost of products sold, and increasing gross margin during 1992 as compared to 1991. Additionally, manufacturing efficiencies were experienced during 1992 resulting from the Company's conversion to cellular manufacturing during 1990 and 1991.

    Selling, general, and administrative expenses, including corporate expenses, declined 2.4% as a percentage of sales during the year ended December 31, 1992, compared with 1991, due to several factors. Exclusive of Milford and corporate expenses, selling and administrative expenses increased by $1.5 million during the current year. This represents a decrease of 1.4% as a percentage of sales, however, because of the increase in sales volume. The remaining portion of the decline in selling and administrative expenses as a percentage of sales is the result of a decrease in corporate expenses of $1.4 million, and the sale of Milford, whose selling and administrative expenses, as a percentage of sales, had exceeded the Company's, as a whole.

Other Items

    Interest expense, which primarily reflects interest on the Notes, decreased by $12.5 million during 1992, as compared with 1991. The decrease is primarily due to the repurchase of $30.0 million principal amount of the Notes on March 28, 1991, and the reduction of $86.6 million principal amount of the Notes on December 31, 1991, resulting from the exchange of debt. (See "Exchange of Indebtedness" at page 15.) Additionally, during the year ended December 31, 1991, the Company incurred interest expense in connection with tax payments related to prior years' tax returns.

    Interest income, primarily reflecting interest from loans and advances to related parties, decreased by $15.7 million during 1992 to $13.1 million, as compared to the prior year, primarily as a result of the exchange of indebtedness that occurred on December 31, 1991. During 1992, the Company recorded $12.2 million of interest income representing an increase of that amount in the accreted value of the Discount Notes. (See "Exchange of Indebtedness" at page 15.)

    The effective consolidated federal income tax rate for continuing operations was 30.9% in 1992 compared with 56.7% in 1991. (See note 9 to the Consolidated Financial Statements starting at page S-14.)

                             Restructuring

    The following related transactions affecting the financial structure of Amstar and Essex occurred on December 31, 1991.

Consummation of Tender Offer by Essex

    On December 31, 1991, Essex, pursuant to the Offer to Purchase dated November 12, 1991, and related letter of transmittal (as amended, supplemented and extended, the "Offer"), accepted for payment, and thereby purchased, $86.6 million principal amount of Amstar's Notes. The Notes purchased by Essex were purchased at a price of $750 per $1,000 principal amount, plus interest accrued thereon from August 15, 1991, to December 31, 1991, the date of acceptance for payment. The accrued interest payable on the Notes purchased in the Offer was reimbursed to Essex by Amstar.

Exchange of Indebtedness

    Concurrent with the purchase of the Notes by Essex pursuant to the Offer, Amstar exchanged, pursuant to the Debt Exchange Agreement dated as of December 31, 1991, between Amstar and Essex (the "Debt Exchange Agreement"), (a)(i) $100.0 million principal amount of 14% Subordinated Debentures due 1997 of Essex (the "Debentures") held by Amstar, plus the right to accrued interest thereon and (ii) $25.0 million accreted value of Senior Subordinated Discount Notes due 1997 of Essex (the "Discount Notes") held by Amstar for (b) the $86.6 million principal amount of Notes purchased pursuant to the Offer (the "Debt Swap"). In connection with the consummation of the Debt Swap, the Board of Directors of Amstar received the opinion of a nationally recognized investment banking firm to the effect that the consideration received by Amstar in the Debt Swap was fair, from a financial point of view, to securities holders of Amstar.

    As of March 25, 1994, there was outstanding $195.3 million principal amount of Notes (excluding $3.5 million principal amount of Notes beneficially owned by the Company that are held pursuant to an escrow agreement to secure certain obligations of a subsidiary of the Company).

    As of December 31, 1993, Amstar held approximately $107.8 million accreted value of Discount Notes. Subsequent to December 31, 1993, Essex informed the Company that as of December 31, 1993, Essex wrote off the remaining balance of its goodwill of $82.3 million. (See "Goodwill Write-off" at page 29.) Based on this information, the Company determined that, as of December 31, 1993, the ultimate realization of a portion of the Discount Notes may be in doubt.

Accordingly, the Company has classified the Discount Notes as an offset to stockholder's equity in the consolidated balance sheet and statement of changes in stockholder's equity as of December 31, 1993, and will reserve in full against the accretion of interest on the Discount Notes subsequent to December 31, 1993.

Amendment of Discount Note Indenture

    In response to a condition imposed by the lenders under Essex's bank credit agreement (the "Essex Credit Agreement") with respect to consummation of the amendments to the Essex Credit Agreement described below, Amstar and Essex amended the terms of the indenture governing the Discount Notes (the "Discount Note Indenture") pursuant to the Second Supplemental Indenture dated as of December 31, 1991 (the "Second Supplemental Indenture"). The Second Supplemental Indenture amended the Discount Note Indenture to provide that, at the option of Essex, the date from and after which cash interest must be paid on the Discount Notes may be extended to the maturity of the Discount Notes, February 1, 1997. In addition, the Second Supplemental Indenture amended the Discount Note Indenture to (i) increase the amount of indebtedness permitted to be incurred by Essex under the revolving loan portion of the Essex Credit Agreement by an additional $3.0 million and (ii) permit ESSEX Industries, Inc., a newly formed wholly owned subsidiary of Essex, to guarantee, and to provide a pledge of its assets in connection with, indebtedness incurred under the Essex Credit Agreement, provided that the new subsidiary does not hold tangible assets material to the operations of Essex and its subsidiaries as a whole. The new subsidiary was incorporated under the name ESSEX Holdings, Inc. and changed its name to ESSEX Industries, Inc., effective January 23, 1992. (See reference at page 3 to the related name change by Essex.)

Refinancing of Amstar Credit Agreement

    On December 31, 1991, METCO entered into a credit agreement (the "Credit Agreement") with Heller Financial, Inc. ("Heller"). The Credit Agreement provides for a primary letter of credit facility of $15.0 million, a primary revolving facility of $45.0 million (up to $15.0 million of which may be used for letters of credit) and, effective January 15, 1993, a secondary revolving loan facility of $10.0 million which was amended and increased to $15.0 million effective October 26, 1993 (collectively the "Credit Facility"). The Credit Agreement expires and all obligations outstanding thereunder become due and payable on December 31, 1995. All amounts outstanding under the Credit Facility are Senior Indebtedness for purposes of the Indenture, dated as of February 15, 1987, between Amstar and Chemical Bank, as Trustee (the "Indenture").

    The Credit Facility replaced the revolving credit agreement (the "Revolving Credit Agreement") dated as of June 28, 1989 between Amstar, METCO and The Bank of New York ("BNY") and the letter of credit agreement (the "Letter of Credit Agreement") dated as of June 28, 1989, between Amstar, BNY, Amstar Technical Products Company, Inc., a Delaware corporation ("ATP"), and Akadvans Corporation (formerly called Aiken Advanced Systems, Inc.), a Delaware corporation ("Akadvans"). ATP is a wholly owned subsidiary of Amstar and Akadvans is a wholly owned subsidiary of ATP. Pursuant to a Release and Termination Agreement dated as of December 31, 1991, between Amstar, METCO and BNY, BNY released its interest in the collateral granted in connection with the Revolving Credit Agreement, and such agreement and the Letter of Credit Agreement were terminated.

    The loans made pursuant to the Credit Facility are secured by a first security interest in substantially all the real and personal property of METCO, the capital stock of METCO and 65% of the capital stock of METCO's sole subsidiary. Additionally, Amstar has guaranteed the indebtedness of METCO under the Credit Agreement pursuant to the terms of a secured guaranty, executed in connection with the Credit Facility, as amended on December 31, 1992 (the "Secured Guaranty"). METCO has granted a security interest in all of its intellectual property pursuant to a copyright assignment agreement, a patent assignment agreement, and a trademark assignment agreement. The obligations of Amstar under the Secured Guaranty are secured by a pledge of all the capital stock of METCO pursuant to a pledge agreement between Amstar and Heller. METCO's pledge of 65% of the capital stock of its sole subsidiary is evidenced by a subsidiary pledge agreement.

                            Financial Condition

Years Ended December 31, 1993, 1992, and 1991

Working Capital

    The working capital of the Company was $48.5 million on December 31, 1993, $44.3 million on December 31, 1992, and $50.0 million on December 31, 1991.

    The accounting change caused by the adoption of FAS 109 effective January 1, 1993, resulted in a $6.3 million increase in the carrying value of the inventory as compared to the balance at December 31, 1992. The accounting change also resulted in the reclassification of approximately $11.2 million of current tax liabilities to noncurrent liabilities, and the recording of a current deferred tax liability of $3.5 million. Additionally, during the year ended December 31, 1993, the Company transferred $4.0 million of noncurrent tax liabilities to Esstar, resulting in a reduction in the Company's Receivable from Esstar. All other working capital changes during 1993 were normal period-to-period variations.

    During the year ended December 31, 1992, the payment of the full amount of an income tax receivable of $15.75 million was received by the Company, and was used to reduce outstanding indebtedness under the Company's revolving credit facility. All other working capital changes were normal period-to-period variations during 1992.

    The current ratio was 2.0 to 1.0 at December 31, 1993, as compared to 1.9 to 1.0 at December 31, 1992, and 2.1 to 1.0 at December 31, 1991. The ratios changed due to the changes in working capital accounts described above.

    Under the terms of the tax sharing agreement with Esstar, the Company provides and pays income taxes as if it files its own consolidated return. During the year ended December 31, 1993, the Company paid Esstar $6.8 million of such taxes. During the year ended December 31, 1992 and 1991, $6.6 million and $16.5 million, respectively, of such taxes were paid.

    Receivable from Esstar represents advances made to Esstar, which primarily result from normal period-to-period cash management operations of the Company, and which are due and payable to the Company on demand. Additionally, during 1993, the Company transferred $4.0 million of noncurrent tax liabilities to Esstar, resulting in a reduction in the Company's receivable from Esstar. Beginning in 1991, the receivable bears interest at 10% per annum.

Long-Term Investments

    Prior to October 31, 1989, the Company held a $15.0 million preferred stock investment and warrants to purchase six percent of the outstanding common stock of Spreckels Industries, Inc. ("Spreckels"). The stock and warrants were acquired in July 1987 as part of the sales price for Spreckels operations and the Industrial Products Group. On October 31, 1989, as permitted by the terms of the preferred stock, Spreckels exchanged the preferred stock, plus dividends accrued to that date, for a Junior Subordinated Note due July 31, 1995, in the principal amount on the exchange date of $16.8 million, and bearing interest at 13% per annum. On February 13, 1991, the Company sold the note and the warrants for an aggregate price of $15.0 million. The proceeds from the sale were used for working capital requirements of the Company, which included payment of accrued interest on the indebtedness of the Company.

    On June 30, 1989, in connection with the Combination, the Company made an intercompany loan to Essex (the "Intercompany Loan"). The Intercompany Loan was evidenced by $152.7 million aggregate principal amount of Discount Notes due 1997 (the "Discount Notes") and $100.0 million aggregate principal amount of 14% Subordinated Debentures due 1997 (the "Debentures"). Interest on the Debentures was payable semi-annually, on August 1 and February 1 of each year. Essex paid the Company $1.2 million, due on August 1, 1989, and $7.0 million each due on February 1, 1990, August 1, 1990, February 1, 1991 and August 1, 1991, of interest in cash on the Debentures, as required under the terms thereof. On December 31, 1991, the Discount Note Indenture was amended to provide that, among other things, at the option of Essex, the date from and after which cash interest must be paid on the Discount Notes may be extended to the maturity of the Discount Notes, February 1, 1997. Pursuant to a Debt Exchange Agreement dated as of December 31, 1991, between Amstar and Essex, Amstar exchanged $100.0 million aggregate principal amount of the Debentures, plus the right to receive accrued interest thereon, and $25.0 million accreted value of the Discount Notes, for $86.6 million of the Notes (the "Debt Swap"). (See "Exchange of Indebtedness" at page 15.) As of December 31, 1993, the Company held approximately $107.8 million accreted value of Discount Notes. As of the same date, Essex informed the Company that Essex was in compliance with the terms and conditions of the Discount Note Indenture. Subsequent to December 31, 1993, Essex informed the Company that as of December 31, 1993, Essex wrote off the remaining balance of its goodwill of $82.3 million. (See "Goodwill Write-off" at page 29.) Based on this information, the Company determined that, as of December 31, 1993, the ultimate realization of a portion of the Discount Notes may be in doubt. Accordingly, the Company has classified the Discount Notes as an offset to stockholder's equity in the consolidated balance sheet and statement of changes in stockholder's equity as of December 31, 1993, and will reserve in full against the accretion of interest on the Discount Notes subsequent to December 31, 1993.

    Financial data and a discussion of the results of operations and financial condition of Essex for the year ended December 31, 1993, are included in this report commencing at page 25.

    Effective at the close of business on December 31, 1989, the Company sold substantially all of the assets of Aiken Advanced Systems, Inc., a wholly-owned subsidiary in the Electronics Group, for a purchase price of approximately $7.2 million, which approximated the book value of those assets, and the assumption of specified liabilities. Of the $7.2 million, $0.25 million was in cash with the remainder payable under a promissory note bearing interest at 16% per annum and payable in four semi-annual installments beginning July 2, 1990. Approximately $2.6 million in cash was received by the Company during the year ended December 31, 1990, in partial payment of the principal of the promissory note. As of December 31, 1990, the obligor was not in compliance with certain terms and conditions of the promissory note. As a result of discussions the Company had with the purchaser to resolve a dispute regarding the original purchase price, the promissory note was amended to reduce the remaining principal balance of the indebtedness to $1.6 million, as of January 1, 1991, to provide that it would mature on December 31, 1992, and that it would bear interest at 12% per annum in 1991 and at 16% per annum in 1992. As of March 25, 1994, the obligor had not paid the quarterly interest installments due on June 30, September 30 and December 31, 1992. The promissory note matured on December 31, 1992, and was not paid at that time. The Company fully reserved for the value of this note during the year ended December 31, 1990.

Leverage, Credit Availability and Liquidity

    As of December 31, 1993, the Company's debt included $195.3 million principal amount of the Notes (excluding $3.5 million principal amount of Notes beneficially owned by the Company that are held pursuant to an escrow agreement to secure certain obligations of a subsidiary of the Company). Subsequent to December 31, 1993, Essex informed the Company that Essex wrote off the remaining balance of its goodwill (See "Goodwill Write-off" at page 29.) Accordingly, as of December 31, 1993, the Company has classified the Discount Notes as an offset to stockholder's equity in the consolidated financial statements, resulting in a reduction in net equity of $107.8 million as of December 31, 1993. Exclusive of this reduction, the total debt to equity ratio was 2.3 to 1.0 on December 31, 1993, as compared to
2.1 to 1.0 on December 31, 1992, and 2.4 to 1.0 on December 31, 1991.
The adoption of FAS 106 and FAS 109 had a cumulative effect of reducing equity by $11.0 million during the year ended December 31, 1993. Additionally, the Company declared a dividend of $7.5 million on May 10, 1993 (See "Dividend" at page 23.)

    On June 28, 1989, the Company entered into the Revolving Credit Agreement which provided for loans, secured by accounts receivable, of up to $30.0 million with interest payable at the prime rate, or the reserve adjusted Eurodollar rate plus 7/8%.

    On December 31, 1991, METCO entered into the Credit Agreement with Heller, which replaced the Revolving Credit Agreement. (See "Refinancing of Amstar Credit Agreement" at page 16.) The Credit Agreement provides for a primary revolving facility of $45.0 million (up to $15.0 million of which may be used for letters of credit) and, effective January 15, 1993, a secondary revolving loan facility of $10.0 million which was amended and increased to $15.0 million effective October 26, 1993 (collectively the "Credit Facility"). In addition, the Credit Agreement provides for a primary letter of credit facility of $15.0 million. Borrowings under the primary revolving facility are limited to 90% of eligible accounts receivable of METCO, as defined, 65% of eligible inventory, as defined, and the primary letter of credit borrowing base of $15.0 million, as defined. Borrowings under the Credit Facility bear interest at either the London Interbank Offered Rate (LIBOR) plus 3.0% to 3.75%, or the prime rate plus 1.75% to 2.5%, with borrowings under the secondary revolving loan facility bearing the higher interest rates. There is a 2.0% per annum fee on all outstanding letters of credit and a 0.5% per annum fee on the unused portion of the Credit Facility. In addition, if METCO's operating cash flow, as defined, does not meet certain minimum ratios for a specified period of time, these interest rates will increase by 1.0% on the Credit Facility borrowings and by 0.5% on the outstanding letters of credit. As of February 28, 1994, METCO's operating cash flow met those ratios. The loans made and letters of credit issued pursuant to the Credit Agreement are secured by substantially all the real and personal property of METCO, the capital stock of METCO and 65% of the capital stock of METCO's sole subsidiary. Additionally, the Company has guaranteed the indebtedness of METCO under the Credit Agreement. On December 31, 1993, there was $14.6 million outstanding under the primary revolving facility, including $8.1 million of letters of credit, and there were letters of credit of $15.0 million outstanding under the primary letter of credit facility. As of the same date, there was $45.4 million of available credit remaining under the terms of the Credit Agreement. (See "Refinancing of Amstar Credit Agreement" at page 16.)

    As of March 25, 1994, there was $25.9 million outstanding under the primary revolving facility, including $9.5 million of letters of credit, and there were $15.0 million of letters of credit outstanding under the primary letter of credit facility. There was $34.1 million of availability remaining under the terms of the primary revolving facility as of the same date.

    The Indenture for the Notes and the Credit Agreement contain various covenants that restrict the business activities of the Company. As of February 28, 1994, Amstar was in compliance with the covenants in those agreements. The Company anticipates that the Company and its subsidiaries will remain in compliance with all such covenants during the next twelve months.

    As a result of the Debt Swap on December 31, 1991, (see "Exchange of Indebtedness" at page 15), the Company incurred a capital loss which it carried back to a prior year in which the Company paid federal taxes on capital gains. The Company recorded an income tax receivable of $15.75 million on its balance sheet as of December 31, 1991, in connection with this transaction. Payment of the full amount of that receivable was received by the Company on March 23, 1992, and was used to reduce outstanding indebtedness under the Credit Facility.

    Management believes that funds generated by the operations of the Company combined with its credit availability are adequate to meet its working capital, capital expenditures and other funding requirements.

    Debt and preferred stock agreements of Esstar require that the Company apply the proceeds of certain asset sales to reduce the Company's indebtedness. These agreements may require Amstar to repurchase a portion of the outstanding Notes as well as repaying other borrowings which may be outstanding.

    The Company is in the process of reviewing various alternatives to its present capital structure, including the potential refinancing of indebtedness outstanding under the Notes. The Company has received, and is reviewing a preliminary proposal from Merrill Lynch & Co. in connection with such a potential refinancing. Such a refinancing, if pursued, would be subject to a number of factors, including market conditions, economic conditions and the Company's operating performance. While the Company believes that the positive trends reflected in its fiscal 1993 operating results have continued into the first quarter of fiscal 1994, there can be no assurance as to the Company's operating performance in 1994 or as to the other conditions necessary to consummate a refinancing. Therefore, there can be no assurance that a refinancing or other transaction, if pursued, would occur. Esstar has advised the Company that it is reviewing potential alternatives with respect to its consolidated financial and corporate structure.

Repurchase of 11-3/8% Senior Subordinated Notes

    During the six month period ended December 31, 1989, the Company repurchased, in the open market, $12.1 million principal amount of the Notes. On May 1, 1990, the Company repurchased, in the open market, an additional $11.0 million principal amount of the Notes. As of December 31, 1990, $311.9 million principal amount of the Notes were outstanding. These transactions resulted in a gain of approximately $1.3 million at December 31, 1989, and $3.0 million at December 31, 1990, net of related costs and a provision for income taxes.

    On March 28, 1991, the Company used $16.5 million of the proceeds from the sale of Milford to repurchase $30.0 million principal amount of the Notes. (See "Sale of Milford" at page
23.) In addition, on December 31, 1991, in connection with the Debt Swap, Amstar cancelled $86.6 million of Notes received in the Debt Swap. (See "Exchange of Indebtedness" at page 15.) The gains resulting from these transactions of $20.2 million, net of related costs and a provision for income taxes during 1991, in addition to the gain resulting from the repurchase during 1990, have been reflected as extraordinary items in the Summary of Operations at page 10. At December 31, 1993, $195.3 million principal amount of the Notes was outstanding (excluding $3.5 million principal amount of the Notes beneficially owned by the Company that are held pursuant to an escrow agreement to secure certain obligations of a subsidiary of the Company).


Cash Interest Expense

    During each of the years ended December 31, 1993 and 1992, the Company's cash interest expense related to the Notes was $22.2 million. During 1992 the Company's cash interest expense related to the Notes was $13.3 million less than 1991 as a result of the $116.6 million reduction in the principal amount of Notes outstanding that occurred during 1991 (see "Repurchase of 11-3/8% Senior Subordinated Notes"). In addition, as a result of the exchange and cancellation of the $100.0 million principal amount of the Debentures, the Company no longer receives $14.0 million annual interest income in cash from Essex. (See "Exchange of Indebtedness" at page 15.)


Dividend

    On May 10, 1993, the Company declared, and subsequently paid on June 28, 1993, a dividend in the aggregate amount of $7.5 million on its issued and outstanding shares of capital stock, all of which are owned by Esstar. The Company did not declare any dividends during 1992 or 1991.


Inflation

    Inflation has not had a significant effect on the Company's operations during the 1991 through 1993 fiscal periods.

Capital Expenditures

    Capital expenditures for continuing operations were $8.3 million, $6.8 million, and $7.0 million during the years ended December 31, 1993, 1992 and 1991, respectively. Expenditures during 1993, 1992, and 1991 include a portion of a project to further increase the automation of motor manufacturing and other projects related to new product development and cost reduction.

Sale of Milford

    On March 28, 1991, the Company sold the stock of Milford, and entered into a covenant not to compete, for an aggregate consideration of approximately $19.7 million in cash, which was in excess of Milford's net book value at December 31, 1990. Of the proceeds, $16.5 million was used to repurchase $30.0 million principal amount of the Notes. (See "Repurchase of 11-3/8% Senior Subordinated Notes" at page 22.) The net assets, revenues and operating income of Milford were not material to the consolidated net assets and operating results of the Company.

    In connection with the sale, Milford sold its equipment for the production of reciprocating saws and hole saws to METCO. The equipment was moved from Milford's Branford, Connecticut plant to METCO's main plant in Brookfield, Wisconsin.

    Also in connection with the sale, the Company entered into an agreement with the buyer under which it agreed to provide, through a wholly owned subsidiary, for the remediation of certain environmental conditions found on Milford's Branford, Connecticut plant site during an investigation carried out by the buyer prior to the sale. Based on the results of an investigation carried out by environmental consultants, it is presently estimated that the cost of remediation will not exceed $1.0 million. The Company's obligations are secured in part by the pledge by the Company of $3.5 million aggregate principal amount of the Notes. In addition, the Company agreed to assume the responsibility for all workers' compensation claims incurred by Milford through March 28, 1991, which are estimated to be $2.8 million, as of December 31, 1993. A wholly owned subsidiary of the Company has recorded a reserve for the estimated costs of the remediation and the Company has recorded a reserve for the workers' compensation liability. As of December 31, 1993, the Company had expended $0.3 million on the environmental remediation and $1.7 million in workers' compensation claims. Also, $1.1 million of Milford indebtedness associated with Milford's Branford, Connecticut plant remained with Milford in connection with the sale.


Cuban Claim

    The Company holds a claim for compensation for operations of a predecessor corporation seized by Cuba in 1960. The amount of the claim, certified at approximately $81.0 million in 1969 by the Foreign Claims Settlement Commission of the United States, plus interest accrued in accordance with the terms of the certification, currently is up to approximately $587.0 million. There is no assurance that the Company will ever receive compensation in settlement of the claim, and no value is recorded on the Company's financial statements for this claim. The receipt of consideration in satisfaction of such claim will depend on a number of uncertainties, including economic and political conditions in Cuba and the policies of the United States government.

                           ESSEX Holdings, Inc.

    In connection with the Combination, the Company made the Intercompany Loan to Essex which was evidenced by $252.7 million aggregate principal amount of securities, which consisted of the Discount Notes and the Debentures. As a result of the Debt Swap at December 31, 1991, the Debentures, together with accrued interest thereon as of that date, and $25.0 million of the Discount Notes, were redeemed and are no longer outstanding as indebtedness of Essex due to Amstar. (See "Exchange of Indebtedness" at page 15.) For a description of the securities held as an investment see the discussion at page 18 and note 5 to the Amstar Consolidated Financial Statements starting at page S-9.

    Essex, through its wholly owned subsidiaries, is engaged in the manufacture and distribution of architectural hardware and related products primarily for the non-residential building market. The subsidiaries and their businesses include the manufacture and distribution of locks, locksets, door closers and exit devices by Sargent Manufacturing Company and Sargent of Canada, Ltd., a Canadian corporation; metal doors and frames by Curries Company ("Curries"); wood doors by Graham Manufacturing Corporation ("Graham")and hinges and stainless steel washroom accessories by McKinney Products Company ("McKinney"). On November 7, 1991, Essex formed a new subsidiary which, on January 23, 1992, changed its name from ESSEX Holdings, Inc. to ESSEX Industries, Inc. (and, on January 23, 1992, Essex changed its name from ESSEX Industries, Inc. to ESSEX Holdings, Inc.). This subsidiary conducts sales and marketing activities for the domestic operating subsidiaries of Essex.

    On September 6, 1991, Essex sold the capital stock of Arrow Lock Manufacturing Company ("Arrow") to a subsidiary of Securitas AB of Sweden for an aggregate consideration of approximately $28.7 million (see "Sale of Arrow" at page 34).

    On May 22, 1990, a federal grand jury in St. Louis indicted McKinney, and three unrelated corporations, for allegedly violating the antitrust laws. McKinney entered a plea of nolo contendere and the court accepted the plea. Five present or former executives of three of the indicted corporations, including Robert A. Haversat, President and Chief Executive Officer of the Company and of Essex, and formerly President of McKinney and David B. Gibson, President of McKinney, also were indicted. Messrs. Haversat and Gibson entered pleas of nolo contendere and the court accepted such pleas. On March 31, 1993, in the United States District Court in St. Louis, Missouri, McKinney was fined $2.0 million, payable over a five year period. Essex has recorded the impact of this fine in the accompanying financial statements as of and for the year ended December 31, 1993. On March 31, 1993, and April 1, 1993, respectively, Mr. Gibson and Mr.

Haversat were also fined in the United States District Court in St. Louis, each in the amount of $250,000. The United States Department of Justice filed notices of appeal with respect to the sentences imposed on McKinney and Messrs. Gibson and Haversat. McKinney and the individual defendants filed responsive notices of appeal to preserve its and their rights should the government proceed with an appeal. Subsequently, the United States and McKinney entered into a stipulation to terminate the appeals, thereby bringing to a conclusion the criminal action against McKinney. The appeals with respect to Messrs. Haversat and Gibson are proceeding.

    Six civil class actions on behalf of direct purchasers of architectural hinges were initiated against McKinney and the other indicated corporations. McKinney and two of the other corporate defendants entered into a settlement agreement of $4.0 million with respect to those actions. This settlement agreement was approved by the court, and payment was made in 1990. Three class actions on behalf of California indirect purchasers and a class action on behalf of Alabama indirect purchasers of architectural hinges were initiated against McKinney and the three other corporate defendants. McKinney and other corporate defendants entered into a settlement agreement with respect to two of the three California actions and with respect to the Alabama action. Those settlement agreements received court approval and payment was made as of December 31, 1992. It is presently expected that a satisfactory resolution of the third California class action will be obtained.

    The ESSEX Holdings, Inc. Summary of Operations, ESSEX Holdings, Inc. discussion of Results of Operations and Financial Condition, and the Audited Consolidated Financial Statements of ESSEX Holdings, Inc. set forth herein have been furnished to the Company by the management of Essex and are included herein to provide investors in the Company with information about Essex. Certain reclassifications have been made to the 1992 and 1991 income statement data provided in the Essex Summary of Operations in order for the presentation to be in conformity with the 1993 income statement data. The information reported reflects all adjustments (consisting only of normal recurring accruals and the cumulative effect of changes in accounting principles discussed in the Notes to Condensed Consolidated Financial Statements.) which are, in the opinion of Essex management, necessary to a fair statement of the results for the period presented. The ESSEX Summary of Operations should be read in conjunction with the financial statements of ESSEX Holdings, Inc. and notes thereto included in this report.

                          ESSEX HOLDINGS, INC.
                         SUMMARY OF OPERATIONS
                         (dollars in millions)




                                          Year Ended December 31,

                                         1993      1992     1991

Income Statement Data:

Net sales                               $ 204.3    $188.2   $203.6
Costs of products sold                    186.0     171.4    182.6
Gross profit                               18.3      16.8     21.0

Selling, general and
  administrative expenses                  33.6      27.6     34.9
Amortization of goodwill and
  other expense                            10.1       6.9      6.5
Goodwill write-off                         82.3        -        -
Loss from operations                     (107.7)    (17.7)   (20.4)

Interest expense                           23.3      23.1     43.4

Loss before benefit from income
  taxes, extraordinary gain and
  cumulative effects of changes
  in accounting principles               (131.0)  (40.8)     (63.8)
Income tax benefit                         (5.2)   (1.7)     (15.9)
Loss before extraordinary item and
  cumulative effects of changes
  in accounting principles              $(125.8) $(39.1)    $(47.9)

Depreciation and amortization
included above:
  Cost of sales                         $  37.2    $ 32.0   $ 34.1
  Other expense                             4.8       5.6      5.1

Balance Sheet Data:

Working capital                         $  12.4    $ 13.8   $ 23.3
Total assets                              131.8     235.7    272.5

Capitalization:
Long-term debt, including notes
  payable to Amstar                       205.6     204.9    211.8
Common stockholder's equity (deficit)    (156.5)    (37.9)     1.2

                           Results of Operations

Year Ended December 31, 1993 Compared with
December 31, 1992

Sales

     Essex's net sales for the year ended December 31, 1993, were $204.3 million, an increase of $16.1 million, or 8.6% over the preceding year. The increase resulted from greater unit sales and, to a lesser extent, higher average selling prices of certain Essex products during 1993.

Income from Operations

     Excluding the write-off of the December 31, 1993 goodwill balance of $82.3 million, Essex incurred a loss from operations of approximately $25.4 million during the year ended December 31, 1993, as compared to a loss from operations of $17.7 million during the 1992 period. The greater loss during 1993 is due to an increase in selling and administrative expenses of $6.0 million and an increase in other expenses of $3.2 million, which were partially offset by an increase in gross profit of $1.5 million.

     Gross margin, excluding depreciation and amortization expense, was 27.2% during 1993 as compared with 25.9% during the preceding year. Higher margins are the result of manufacturing efficiencies and higher production levels. Higher production levels resulted in the spreading of fixed production costs over a larger number of units, thus reducing the per unit cost of products sold, and increasing gross margin during 1993 as compared with 1992. Depreciation increased during the year ended December 31, 1993, as a result of Essex's adoption of FAS 109. This accounting change resulted in additional depreciation included in costs of products sold of $4.9 million during 1993.

     As a percentage of sales, selling and administrative expenses increased by 1.7% to 16.4% during 1993, as compared to the prior year. Effective January 1, 1993, Essex adopted FAS 106. This accounting change resulted in additional selling and administrative expense of $1.5 million during 1993. Exclusive of FAS 106 charges, selling and administrative expenses increased by $4.5 million, representing an increase of 1.0% as a percentage of net sales. The increase is primarily due to the introduction of new sales and marketing programs.

     Other expenses, which primarily reflects amortization of goodwill and other intangible assets, increased by $3.2 million during 1993 as compared with 1992. During 1993, a $2.0 million fine was imposed on McKinney relating to the antitrust suit (see discussion at page 25). Additionally, Essex recorded a $2.5 million reserve for costs associated with the Graham plant move
(see "Graham Plant Move" at page 34) and other reorganization costs. Exclusive of these nonrecurring costs, other expense declined by $1.3 million during the year ended December 31, 1993 as compared to 1992.

Goodwill Write-off

     Since the Combination in 1989, Essex has not achieved its sales or earnings projections established at that time due primarily to the general economic recession and its impact on certain markets served by Essex related to the nonresidential segment of the construction industry, combined with significantly increased competitive pressures. During December 1993, when Essex prepared its operating plans for 1994, it determined that it most likely would not be in compliance with certain financial ratio covenants during 1994 under the Essex Credit Agreement. Additionally, during this period, there was consolidation of certain Essex competitors, which led Essex to believe that there might be additional pressure on profit margins in the future.
These events caused Essex to reevaluate its longer term operating projections and its ability to recover the remaining balance of its goodwill recorded on the Essex balance sheet. The methodology used by Essex to assess the recoverability of its goodwill involved the projection of its net income over the remaining 35 year amortization period of the goodwill. This projection indicated that Essex would incur a net loss of approximately $8.0 million during the remaining 35 year amortization period, including a net loss of over $100.0 million during the first 15 years without regard to goodwill amortization. Accordingly, Essex wrote off the remaining balance of its goodwill of $82.3 million, as of December 31, 1993. (See "Financial Condition" at page 32.)

Other Items

     Interest expense of $23.3 million during 1993 increased by $0.2 million, in comparison with the prior year. During the current year, Essex recorded $14.1 million of interest expense, representing an increase of that amount in the accreted value of Discount Notes. Essex will continue to record interest expense under the terms of the Discount Notes through maturity. (See "Exchange of Indebtedness" at page 15.)

     Essex recorded an income tax benefit of $5.2 million dollars in 1993, as compared with an income tax benefit of $1.7 million in 1992. (See note 6 to the Consolidated Financial Statements starting at page 51.)

                           Results of Operations

Year Ended December 31, 1992 Compared with
December 31, 1991

Sales

     Essex's net sales for the year ended December 31, 1992, of $188.2 million were $15.4 million, or 7.6%, below 1991 net sales. The decrease during 1992 resulted from the sale of Arrow, which accounted for sales of $17.3 million during the year ended December 31, 1991. (See "Sale of Arrow" at page 34.) Exclusive of Arrow, Essex's sales increased during 1992 by 1.0% over the prior year.

Income from Operations

     Essex incurred a loss from operations of approximately $17.7 million during the year ended December 31, 1992, as compared to a loss from operations of $20.4 million during the 1991 period. The decline in loss is due to a reduction in selling and administrative expenses of $7.3 million, which was partially offset by a reduction in gross profit of $4.2 million during 1992. During the year ended December 31, 1991, Arrow accounted for $1.3 million of the operating loss.

     Gross margin, excluding depreciation and amortization expense, declined to 25.9% during the year ended December 31, 1992, as compared to 27.1% a year earlier. Lower margins in 1992 are due to the continued decline in the commercial segment of the construction industry. Arrow accounted for $1.6 million of gross profit during the year ended December 31, 1991.

     As a percentage of sales, selling and administrative expenses decreased by 2.4% to 14.7% during the 1992 period, as compared to the prior year period. The decline is due primarily to cost reductions gained through a continuing effort to improve marketing efficiencies and by consolidating various Essex marketing programs. Additionally, Essex incurred certain nonrecurring organization costs during 1991 associated with a restructuring of various Essex marketing programs. Arrow accounted for $2.8 million of selling and administrative expenses during the year ended December 31, 1991.

Other Items

     Interest expense of $23.1 million during 1992 decreased by $20.3 million, in comparison with the prior year, primarily as a result of the exchange of indebtedness that occurred on December 31, 1991. During 1992, Essex recorded $12.2 million of interest expense, representing an increase of that amount in the accreted value of Discount Notes. (See "Exchange of Indebtedness" at page 15.)

     Essex recorded an income tax benefit of $1.7 million dollars in 1992, as compared with an income tax benefit of $15.9 million in 1991. (See note 6 to the Consolidated Financial Statements starting at page 51.)

                            Financial Condition


Years Ended December 31, 1993, 1992, and 1991

Leverage, Credit Availability and Liquidity

     At December 31, 1993, Essex had $226.9 million of debt outstanding of which $21.3 million was current. The debt consisted of $111.0 million of senior borrowings under the Essex Credit
Agreement, $107.8 million accreted value of the Discount Notes held by Amstar and $8.1 million of non-acquisition related debt.

     The Essex Credit Agreement contains various covenants that restrict the business activities of Essex. On March 31 and June 30, 1991, Essex was not in compliance with certain of the covenants under the Essex Credit Agreement, which compliance was waived pursuant to the Essex Credit Agreement. In July 1991, the Essex Credit Agreement was amended to modify covenants related to quarterly measurements of minimum cash flows and leverage and interest coverage ratios through and including the quarter ended September 30, 1991. On December 31, 1991, the Essex Credit Agreement was again amended to, among other things, modify certain covenants related to quarterly and annual measurements of minimum cash flows and leverage and interest coverage ratios through the maturity of the Essex Credit Agreement. In addition, the December 31, 1991, amendment modified the principal amortization required under the Essex Credit Agreement to be $7.5 million in 1991; $10.0 million in 1992; $20.0 million in 1993; $21.0 million in 1994; $57.7 million upon the expiration of the term loan and long-term loan portions of the Essex Credit Agreement in 1995 and repayment of all borrowings outstanding upon the expiration of the revolving loan portion of the Essex Credit Agreement in 1996. On December 29, 1992, the Essex Credit Agreement was again amended to, among other things, modify certain covenants related to quarterly and annual measurements of minimum cash flows, and ratios related to working capital, leverage and interest coverage, through December 31, 1993. As of December 31, 1993, Essex was in compliance with the covenants under the Essex Credit Agreement. On March 28, 1994, the Essex Credit Agreement was again amended to, among other things, modify certain covenants related to quarterly and annual measurements of minimum cash flows and interest coverage, through December 31, 1994. Essex anticipates that Essex and its subsidiaries will remain in compliance with all such amended covenants. In addition, the March 28, 1994, amendment modified the principal amortization required under the Essex Credit Agreement, requiring $3.0 million of the $10.5 million due on June 30, 1994, and $2.0 million of the $10.5 million due on December 31, 1994, to be paid as of the effective date of the amendment. The aggregate principal amortization for 1994 of $21.0 million remains unchanged.

     Borrowings under the Essex Credit Agreement bear interest as follows, as of December 31, 1993: $103.9 million at the three month Adjusted Eurodollar Rate plus 3.5% (approximately 6.75%); and $7.1 million at the prime rate of Bankers Trust Company plus 1.5% (7.5%). Under the terms of the March 28, 1994 amendment to the Essex Credit Agreement, the interest rate on borrowings under the Essex Credit Agreement will increase by 0.5% on August 1, 1994, an additional 0.5% on October 1, 1994 and an additional 0.5% on January 1, 1995, in consideration of the covenant amendments referred to above.

     On September 6, 1991, upon consummation of the Arrow sale, the commitment under the revolving loan portion of the Essex Credit Agreement was reduced by $8.0 million to $42.0 million. On December 31, 1991, the commitment under the Essex Credit Agreement was increased by $3.0 million to $45.0 million of which up to $5.0 million may be used for the issuance of letters of credit. As of March 25, 1994, Essex had available but unused capacity of $4.3 million under the Essex Credit Agreement.

     During the year ended December 31, 1993, the working capital of Essex decreased by $1.4 million. The current portion of the Senior borrowings under the Essex Credit Agreement increased by $1.0 million to $21.0 million at December 31, 1993.

     The decrease in working capital of $10.8 million during the year ended December 31, 1992, as compared to the year ended December 31, 1991, is primarily due to the increase in the current maturity of long-term debt of $10.0 million as of December 31, 1992. The current portion of the senior borrowings under the Essex Credit Agreement increased by $10.0 million to $20.0 million at December 31, 1992.

     Capital expenditures of Essex, which relate primarily to new product development and cost reduction projects, were $4.7 million during the year ended December 31, 1993, as compared to $2.7 million for the year ended December 31, 1992, and $1.9 million in 1991. Additionally, during 1993, Curries expended $5.8 million related to the construction of a new manufacturing facility in Mason City, Iowa, which was funded through the issuance of General Obligation Urban Renewal Bonds by the City of Mason City, Iowa. (See note 3 beginning at page 44).

     On June 28, 1993, Essex received a $7.5 million capital contribution from Esstar.

     Under the terms of a tax sharing agreement with Esstar, Essex accounts for income taxes as if it filed its own consolidated tax return. Also, Esstar may give Essex the tax benefit of losses which are incurred by Essex and utilized by Esstar in filing the Esstar consolidated tax return. During the year ended December 31, 1993, $5.2 million of such benefit was transferred from Esstar to Essex. During the years ended December 31, 1992 and 1991, $1.7 million and $15.9 million, respectively, of such tax benefits were transferred.

     For the years ended December 31, 1993, 1992 and 1991, Essex incurred losses of $121.7 million, $39.1 million and $38.7 million, respectively, and has a stockholder's deficit of $156.5 million at December 31, 1993. Included in the loss for 1993 is a write-off of Essex's remaining goodwill balance of $82.3 million at December 31, 1993, based on the projection that Essex will be unable to recover this asset through future operations. (See note 2 to the Consolidated Financial Statements starting at page 42.) Additionally, Essex was required to amend certain financial covenants under the Essex Credit Agreement through December 31, 1994, and cannot, without the financial support of Esstar, generate sufficient cash flow from operations to meet its debt service requirements during 1994. In addition, the term loan portion under the Essex Credit Agreement matures between June 30, 1995 and December 31, 1995, and the revolving loan portion under the Essex Credit Agreement matures on December 31, 1996. Essex has informed the Company that it is reviewing various alternatives to its present financial structure, including refinancing its debt instruments and raising additional capital. There can be no assurance however, that such a refinancing or capital restructuring will take place. Essex's management believes that funds generated from the operations of Essex, including benefits it may receive under the tax sharing agreement with Esstar and capital contributions it may receive from Esstar, combined with its credit availability, will be adequate to meet its working capital, capital expenditure and other funding requirements during the next twelve months.

Graham Plant Move

     On February 11, 1994, Essex announced that Graham's plant and corporate headquarters would be moved from Marshfield, Wisconsin to Mason City, Iowa, where its operations will be near those of
Curries.   A reserve for this reorganization has been recorded as
of December 31, 1993.

Sale of Arrow

     On September 6, 1991, Essex sold the stock of Arrow for approximately $28.7 million, resulting in a gain of approximately
$2.0 million. The net assets, revenues and operating income of Arrow were not material to the consolidated net assets and operating results of Essex.

     In connection with the sale, Essex received $10.0 million in cash and received a promissory note for the balance of the selling price, which note was secured by an escrow deposit under a deposit security agreement with Bankers Trust Company. On December 31, 1991, Essex received $17.4 million of accreted value of this note and received the remaining amount, $1.8 million of accreted value, on June 30, 1992.

     The net proceeds from the sale were used to reduce the principal amount outstanding under the Essex Credit Agreement. Of the $10.0 million received on September 6, 1991, $8.35 million was used to reduce the borrowings outstanding under the revolving portion of the Essex Credit Agreement and $1.65 million was used to reduce the term portion of the borrowings under the Essex Credit Agreement. The December 31, 1991, proceeds of $17.4 million were used to reduce the revolving portion of the Essex Credit Agreement by $3.7 million and the term portion of the Essex Credit Agreement by $13.7 million. The remaining $1.8 million received on June 30, 1992, was used to reduce the principal amount outstanding under the term portion of the borrowings under the Essex Credit Agreement.

                      ESSEX HOLDINGS, INC. AND SUBSIDIARIES

                    Index to Consolidated Financial Statements



                                                            Page

Report of Independent Public Accountants                    37

Statements:
     Essex Holdings, Inc. and Subsidiaries Consolidated     38
     Balance Sheets as of December 31, 1993 and 1992.

     Essex Holdings, Inc. and Subsidiaries Consolidated     39
     Statements of Operations for the years ended December
     31, 1993, 1992 and 1991.

     Essex Holdings, Inc. and Subsidiaries Consolidated     40
     Statements of Changes in Stockholder's Equity
     (Deficit) for the years ended December 31, 1993, 1992 and 1991.

     Essex Holdings, Inc. and Subsidiaries Consolidated     41
     Statements of Cash Flows for the years ended
     December 31, 1993, 1992 and 1991.

Notes to Consolidated Financial Statements                  42

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholder of ESSEX Holdings, Inc.:



We have audited the accompanying consolidated balance sheets of ESSEX Holdings, Inc. (formerly ESSEX Industries, Inc., a Delaware corporation and a wholly-owned subsidiary of EI Holdings Corp.) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESSEX Holdings, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in notes 5 and 6 to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.



New Haven, Connecticut
February 21, 1994
(except with respect to the matter discussed in Note 3, as to which the date is March 28, 1994)

                ESSEX HOLDINGS, INC. AND SUBSIDIARIES
               (formerly ESSEX Industries, Inc., and
          a wholly-owned subsidiary of EI Holdings Corp.)
                    CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1993 AND 1992
                   (dollar amounts in thousands)
               ASSETS                           1993      1992
CURRENT ASSETS:
  Cash and cash equivalents                  $  1,419  $  1,504
  Accounts receivable, net of allowance
    for doubtful accounts of $1,519 and
    $1,787                                     26,058    23,125
  Inventories                                  36,116    38,369
  Other                                         2,002       843
          Total current assets                 65,595    63,841
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land                                          7,741     7,566
  Buildings and leasehold improvements         25,937    25,494
  Machinery and equipment                      48,031    42,102
  Building construction in progress             6,675      -
                                               88,384    75,162
  Less - accumulated depreciation
    and amortization                           32,144    24,616
                                               56,240    50,546
GOODWILL AND OTHER INTANGIBLES
  net of accumulated amortization of
  $144,786 and $122,727                         6,555   118,714
OTHER                                           3,442     2,579
                                             $131,832  $235,680

          LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
                                                1993      1992
CURRENT LIABILITIES:
  Current maturities of long-term debt       $ 21,295  $ 20,057
  Accounts payable                             15,781    13,381
  Payable to ESSTAR Incorporated                4,163     6,137
  Accrued payroll and employee benefits costs   4,166     3,589
  Other accrued expenses                        7,750     6,889
          Total current liabilities            53,155    50,053

LONG-TERM DEBT, less current maturities        97,849   111,202
NOTES AND ACCRUED INTEREST PAYABLE TO
  RELATED PARTY                               107,759    93,703
ACCRUED EMPLOYEE BENEFIT COSTS AND OTHER       29,524    18,620
COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)
STOCKHOLDER'S EQUITY (DEFICIT):
  Class A common stock, $.01 par value,
    1,000 shares authorized,
    issued and outstanding                       -         -
  Additional paid-in capital                  160,778   153,278
  Retained earnings (deficit)                (312,905) (191,176)
  Excess of pension liability over
    unrecognized prior service cost            (4,328)     -
          Total stockholder's equity
            (deficit)                        (156,455)  (37,898)
                                             $131,832  $235,680

          The accompanying notes are an integral part
          of these consolidated financial statements.
                   ESSEX HOLDINGS, INC. AND SUBSIDIARIES
                  (formerly ESSEX Industries, Inc., and a
                wholly-owned subsidiary of EI Holdings Corp.)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                          (amounts in thousands)

                                      1993      1992      1991

Net sales                         $ 204,337  $188,195   $203,616

Costs of products sold              185,991   171,399    182,653
         Gross profit                18,346    16,796     20,963

Selling, general and admini-
  strative expenses                  33,613    27,627     34,831

Amortization of goodwill and
  other expense, net                 10,098     6,832      6,532

Goodwill write-off                   82,287       -          -

         Operating loss            (107,652)  (17,663)   (20,400)

Interest expense                     23,348    23,154     43,418

         Loss before benefit from
           income taxes, extraordinary
           gain and cumulative effect
           of changes in accounting
           principles              (131,000)  (40,817)   (63,818)

Benefit from income taxes             5,167     1,670     15,889

         Loss before extraordinary
           gain and cumulative effect
           of changes in accounting
           principles              (125,833)  (39,147)   (47,929)

Extraordinary gain on utilization
  of net operating loss
  carryforwards                         -         -        9,200

         Loss before cumulative effect
           of changes in accounting
           principles              (125,833)  (39,147)   (38,729)

Cumulative effect of changes in
  accounting principles               4,104       -          -

         Net loss                 $(121,729) $(39,147)  $(38,729)

              The accompanying notes are an integral part
                of these consolidated financial statements.

                ESSEX HOLDINGS, INC. AND SUBSIDIARIES
                (formerly ESSEX Industries, Inc., and
          a wholly-owned subsidiary of EI Holdings Corp.)
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                    (dollar amounts in thousands)

                                                                     Excess of
                                                                      Pension
                                                                     Liability
                                                                        Over
                                              Additional  Retained  Unrecognized
                                Common Stock    Paid-In   Earnings      Prior
                               Shares  Amount   Capital  (Deficit)  Service Cost


Balance, January 1, 1991        1,000   $ -    $ 43,025  $(113,300)   $   -

EI Holdings Corp. capital
  contribution                     -      -      66,770       -           -

Gain on Debt Swap with related
  party, net of tax effect
  (note 3)                         -      -      43,483       -           -

Net loss                           -      -         -      (38,729)       -

Balance, December 31, 1991      1,000     -     153,278   (152,029)       -

Net loss                           -      -         -      (39,147)       -

Balance, December 31, 1992      1,000     -     153,278   (191,176)       -

EI Holdings Corp. capital
  contribution                     -      -       7,500       -           -

Net loss                           -      -         -     (121,729)       -

Excess of pension liability over
  unrecognized prior service cost  -      -         -         -        (4,328)

Balance, December 31, 1993      1,000   $ -    $160,778  $(312,905)   $(4,328)

                            ESSEX HOLDINGS, INC. AND SUBSIDIARIES
                            (formerly ESSEX Industries, Inc., and
                        a wholly-owned subsidiary of EI Holdings Corp.)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                     (amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:               1993       1992      1991
  Loss before extraordinary gain and cumulative
    effect of changes in accounting principles   $(125,833) $(39,147)  $(47,929)
  Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
           Depreciation and amortization            41,688    37,558     39,204
           Goodwill write-off                       82,287      -          -
           Accretion of non-cash interest           14,056    12,222     13,889
           Gain on sale of Arrow Lock
             Manufacturing Company                    -         -        (2,049)
           Change in operating assets and liabilities,
             net of effects of company sold:
               Accounts receivable, net             (2,431)      915      2,180
               Inventories                           2,253     2,019      2,506
               Other current assets                 (1,159)     (488)       283
               Other assets                             27      (420)      (127)
               Accounts payable                      2,400       599     (1,196)
               Payable to ESSTAR Incorporated       (1,973)      (70)       632
               Accrued payroll and employee benefit
                 costs                                 577      (104)    (1,249)
               Other accrued expenses                  860    (3,219)     4,116
               Other noncurrent liabilities          3,207     2,113      4,187
Net cash provided by (used in) operating activities 15,959    11,978     14,447

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net   (4,754)   (2,733)    (1,877)
  Proceeds from sale of Arrow Lock Manufacturing
    Company                                           -         -        28,747
  Net cash provided by (used in) investing
    activities                                      (4,754)   (2,733)    26,870

CASH FLOWS FROM FINANCING ACTIVITIES:
  EI Holdings Corp. capital contribution             7,500      -        66,770
  Proceeds from (payment of) bank revolving loan
     agreement and other debt, net                   1,210     2,680     (8,580)
  Repayments of long-term bank borrowings          (20,000)  (11,857)   (22,956)
  Repayments of debt related to Debt Swap, net
    of tax effect                                     -         -       (78,152)
  Net cash used in financing activities            (11,290)   (9,177)   (42,918)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (85)       68     (1,601)
CASH AND CASH EQUIVALENTS, beginning of year         1,504     1,436      3,037
CASH AND CASH EQUIVALENTS, end of year            $  1,419  $  1,504   $  1,436

SUPPLEMENTAL DISCLOSURE:
  Cash paid during the year for:
    Interest                                      $  9,030  $  8,739   $ 29,389
    Income taxes                                  $     33  $    190   $    395

                        The accompanying notes are an integral part of these consolidated financial statements.
                        ESSEX HOLDINGS, INC. AND SUBSIDIARIES
                        (formerly ESSEX Industries, Inc., and
                   a wholly-owned subsidiary of EI Holdings Corp.)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1993 AND 1992

1.       Organization and Operations:

         On June 30, 1989, the holders of all the outstanding shares of common stock of EI Holdings Corp. (the Parent) and Amstar Corporation (Amstar) exchanged (the Exchange) their respective shares for common stock of ESSTAR Incorporated (ESSTAR). As a result of the combination, the Parent and Amstar each became direct, wholly-owned subsidiaries of ESSTAR. The combination was treated as a pooling-of-interests.

         On January 23, 1992, ESSEX Industries, Inc. changed its name to ESSEX Holdings, Inc. (the Company). On November 7, 1991, the Company formed a new subsidiary which, on January 23, 1992, changed its name from ESSEX Holdings, Inc. to ESSEX Industries, Inc. For the years ended December 31, 1993,
         1992 and 1991, the Company has incurred losses of $121,729,000, $39,147,000 and $38,729,000, respectively, and has a stockholder's deficit of $156,455,000 at December
         31, 1993. Included in the loss for 1993 is a write-off of the Company's remaining goodwill balance of $82,287,000 at December 31, 1993, based on the projection that the Company will be unable to recover this asset through future operations (see Note 2). Additionally, the Company was required to amend certain financial covenants through December 31, 1994 under its Bank Credit Agreement (see Note 3), and cannot, without the financial support of ESSTAR, generate sufficient cash flow from operations to meet its debt service requirements during 1994. Management is reviewing various alternatives to the Company's overall financial structure, including refinancing its debt instruments and raising additional capital. There can be no assurance however, that such a refinancing or capital restructuring will take place. Management believes that funds generated from the operations of the Company, including benefits it may receive under the tax sharing arrangement with ESSTAR and capital contributions it may receive from ESSTAR, combined with its credit availability, will be adequate to meet its obligations during 1994.

2.       Summary of Significant Accounting Policies:

         Principles of consolidation -
         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Sargent Manufacturing Company; Sargent of Canada, Ltd.; McKinney Products Company (McKinney); Arrow Lock Manufacturing Company (through September 6, 1991); Curries Company (Curries); Graham Manufacturing Corporation and ESSEX Industries, Inc. (formerly ESSEX Holdings, Inc.) (collectively, the Subsidiaries). The Subsidiaries primarily manufacture locks, doors, hinges and related products. All significant intercompany transactions and accounts have been eliminated in consolidation.
         Effective September 6, 1991, the Company sold the stock of
         Arrow Lock Manufacturing Company for approximately $28,747,000, which resulted in a gain of approximately $2,049,000. This gain is included in amortization of goodwill and other expense, net in the accompanying 1991 consolidated statement of operations.

         Inventories -

         The Company values its inventories at the lower of cost, using the first-in, first-out (FIFO) method, or market and includes materials, labor and manufacturing overhead.

         Inventories at December 31, 1993 and 1992 consisted of the following (in thousands):
                                             1993           1992

                   Raw materials and parts    $ 7,048        $ 8,107
                   Work-in-process             19,987         21,091
                   Finished goods               9,081          9,171
                                              $36,116        $38,369
         Depreciation and amortization -

         Property, plant and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the assets ranging from 7 to 31.5 years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

         Goodwill and other intangible assets -

         Goodwill and other intangible assets includes $84,639,000 at December 31, 1992 of the excess of cost over the fair value of assets acquired and liabilities assumed related to the December 29, 1988 acquisition of the Company and its subsidiaries by its Parent, which was being amortized over 40 years, but was fully written off in 1993. Other intangible assets include $25,372,000 at December 31, 1992, of product technology, engineering drawings, service contracts and patents, which were being amortized over an average life of 5 years and became fully amortized at December 31, 1993. Also included are deferred financing and transaction fees of $6,555,000 and $8,703,000 at December 31, 1993 and 1992, respectively, which are being amortized over an average life of 8 years.

         Since the Exchange, the Company has not achieved its sales or earnings projections established at that time due primarily to the general economic recession and its impact on certain markets served by the Company related to the nonresidential segment of the construction industry, combined with significantly increased competitive pressures. During December 1993, when the Company prepared its operating plans for 1994, it determined that it most likely would not be in compliance with certain financial ratio covenants during 1994 under its Bank Credit Agreement (see
         Note 3).  Additionally, during this period, there was a
         consolidation of certain of the Company's competitors, which led the Company to believe that there might be additional pressure on profit margins in the future. These events caused the Company to reevaluate its longer term operating projections and its ability to recover the remaining balance of its goodwill recorded on the Company's balance sheet.
         The methodology used by the Company to assess the recoverability of its goodwill involved the projection of its net income over the remaining 35 year amortization period of the goodwill. This projection indicated that the Company would incur a net loss of approximately $8,000,000 during the remaining 35 year amortization period, including a net loss of over $100,000,000 during the first 15 years, without regard to goodwill amortization. Accordingly, the Company wrote off the remaining balance of its goodwill of $82,287,000 in the fourth quarter of 1993.

         Workers' compensation -

         The Company is partially self-insured for workers' compensation claims. Included in the accompanying financial statements is a liability for workers' compensation claims based on an assessment of claims outstanding, as well as an estimate, based on experience, of incurred claims which have not yet been reported.

         Cash and cash equivalents -

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

         Reclassifications -

         Certain reclassifications have been made to the 1991 and 1992 financial statements in order for them to be presented in conformity with the 1993 financial statements.

3.       Long-Term Debt:

         Long-term debt at December 31, 1993 and 1992 consisted of the following (in thousands):
                                                 1993           1992

              Bank loans                       $111,044      $131,019
              Notes and accrued interest
                payable to related party        107,759        93,703
              Other                               8,100           240
                   Total                        226,903       224,962

              Less - current maturities         (21,295)      (20,057)
                                               $205,608      $204,905

         Bank loans -

         At December 31, 1993, the Company and its Subsidiaries had outstanding borrowings of $111,044,000 pursuant to a Bank
         Credit Agreement (the Agreement).  The loans consist of a
         Term Loan to the Company for $57,819,000, and a Revolving
         Loan and Long-Term Loan (collectively, the Loans) for $34,125,000 and $19,100,000, respectively, to the
         Subsidiaries. Borrowings of up to $45,000,000 (including up to $5,000,000 for letters-of-credit) are available under the Revolving Loan, limited to 54% of eligible inventory plus 85% of eligible accounts receivable, as defined. At December 31, 1993, additional borrowings of $3,294,000 were available under the Revolving Loan. The Term Loan must be repaid in periodic principal amounts, as defined in the Agreement, with full payment on or before June 30, 1995. The Long-Term Loan is due and payable on or before December 31, 1995. The Revolving Loan commitment expires on December 31, 1996.

         The Loans bear interest, at the option of the Company, at either the prime lending rate (6.0% at December 31, 1993) plus 1.5%, or the Eurodollar rate (3.375% at December 31, 1993) plus 3.0% for Revolving Loans or 3.5% for Term and Long-Term Loans. Additionally, the Company is required to pay a commitment fee of 0.5% per annum of the daily unused portion of the commitments under the Loans. On March 28, 1994, the Agreement was amended, thereby increasing the interest rate on borrowings under the Agreement by 0.5% on July 1, 1994, an additional 0.5% on October 1, 1994 and an additional 0.5% on January 1, 1995.

         The Agreement contains various restrictive covenants including, but not limited to, maximum ratios of consolidated senior liabilities to consolidated net worth (1.35 to 1.00 at December 31, 1993, decreasing to 0.78 to 1.00 at December 31,
         1996), minimum ratios of consolidated earnings before interest and taxes to consolidated cash interest expense, as defined (1.80 to 1.00 at December 31, 1993, increasing to 13.00 to 1.00 at December 31, 1996), minimum ratios of consolidated current assets to consolidated current liabilities (1.60 to 1.00 at December 31, 1993 and thereafter), minimum consolidated operating cash flow
         ($21,500,000 at December 31, 1993, increasing to $43,800,000 at December 31, 1996) and minimum consolidated cash flow ($7,800,000 at December 31, 1993, increasing to $36,500,000 at December 31, 1996). At December 31, 1993, the Company was in compliance with these financial covenants. Under the terms of the March 28, 1994 amendment, the Agreement was amended to, among other things, modify certain covenants related to quarterly and annual measurements of minimum cash flows and interest coverage through December 31, 1994. The Company anticipates that it will be in compliance with these amended covenants.

         The Agreement does not permit the declaration or payment of any dividends or other distributions on any shares of any class of stock of the Company's Parent, except for a dividend payable solely in shares of that class of stock and only to the holders of that class of stock.
         Under the terms of the Agreement, the Company and its
         subsidiaries entered into interest rate agreements with respect to a portion of their borrowings. The Company has entered into agreements which will effectively cap the Eurodollar base rate component at a rate of 7.0% through June 24, 1994 for $50,000,000 of principal borrowings and 5.0% through March 15, 1995 for $70,000,000 of principal borrowings. The Company would be exposed to a loss of this interest rate protection in the event of nonperformance by the other party to the interest rate agreement. However, the Company does not anticipate nonperformance by the other party.

         Borrowings under the Agreement are secured by substantially all of the assets of the Company and its subsidiaries.

         At December 31, 1993, there were $2,985,000 of outstanding letters-of-credit.

         Notes and accrued interest payable to related party -

         Concurrent with the Exchange, the Company issued, and Amstar purchased, $152,733,000 aggregate principal amount of Senior Subordinated Discount Notes due 1997 and $100,000,000 aggregate principal amount of 14% Subordinated Debentures due 1997 for an aggregate cash purchase price of $175,000,000.

         On December 31, 1991, the Company purchased $86,600,000 principal amount of Amstar's publicly held 11.375% Senior Subordinated Notes (the Notes), in the open market, for $64,950,000. The purchase was financed by the $65,000,000 of proceeds received from ESSTAR in the form of capital contributed to the Company. Concurrent with the purchase, the Company exchanged the Notes for outstanding indebtedness due Amstar of $100,000,000 of its Subordinated Debentures, $5,833,000 of accrued interest related to this debt and $25,000,000 of its Senior Subordinated Discount Notes (the Debt Swap). The resulting gain on the Debt Swap of $65,883,000 is reflected in the accompanying 1991 statement of changes in stockholder's equity (deficit), net of a federal tax provision of $22,400,000, as an increase to additional paid-in capital.

         As a result of the Debt Swap, the Company has no outstanding obligations related to the 14% Subordinated Debentures and has $107,759,000 and $93,703,000 at December 31, 1993 and
         1992, respectively, of outstanding obligations related to the Senior Subordinated Discount Notes.

         Commencing August 1, 1994, the Senior Subordinated Discount Notes will bear interest at 15% per annum, payable semi-annually. At the option of the Company, the payment of interest in cash may be deferred until the February 1, 1997 maturity date of these notes. If the cash interest payments are deferred, the Company will settle its interest obligation through the issuance of additional securities in lieu of cash.
         These notes are subject to redemption after August 1, 1994, in whole or in part, at the election of the Company, at a redemption price equal to 104.29%, 102.14% and 100% of the outstanding principal balance as of the first day of August 1994, 1995, and 1996, respectively.

         The Company recognized $14,056,000, $12,222,000 and $27,889,000 for the years ended December 31, 1993, 1992 and 1991, respectively, of interest expense related to these notes payable to affiliate. Included in this interest expense is $14,056,000, $12,222,000 and $13,889,000 of interest accretion which was added to the carrying value of the Senior Subordinated Discount Notes during the years ended December 31, 1993, 1992 and 1991, respectively. These interest amounts are included in the accompanying consolidated statements of operations.

         Other -

         Included in other debt is a capital lease obligation which Curries entered into on April 29, 1993 with the City of Mason City, Iowa (the City), whereby the City agreed to construct a manufacturing facility (the Facility) for Curries and, upon completion, Curries agreed to lease the Facility from the City. To finance the construction, the City issued $7,000,000 of General Obligation Urban Renewal Bonds (the Bonds). Approximately $325,000 of the proceeds of these bonds have been retained by the City in a debt service reserve account. The bonds are dated June 1, 1993 and will mature on June 1, 2008.

         Interest on the Bonds is payable semiannually beginning
         December 1, 1993 at variable rates ranging from 6.1% to 7.1%. Principal is payable annually, beginning June 1, 1995, in installments ranging from $300,000 to $750,000. At December
         31, 1993, proceeds of this offering that had not yet been used to fund construction costs totaled $874,000 and are included in other assets in the accompanying consolidated balance sheet.

         As stated above, upon completion of the Facility, Curries will enter into a capital lease with the City. Base rent payments will be equal to the amounts necessary to fund the scheduled bond principal and interest payments and will be payable at the beginning of each month. The lease is collateralized by the Facility and land on which it is being constructed.

         Aggregate maturities of all long-term debt for each of the succeeding five years subsequent to December 31, 1993, and thereafter, are as follows:

              Year Ending                       Amount
              December 31,                  (in thousands)
                   1994                            $ 21,295
                   1995                              56,537
                   1996                              34,804
                   1997                             108,376
                   1998 and thereafter                5,891
                                                   $226,903
         Maturities of the debt instruments may be accelerated upon the occurrence of certain events as defined in the respective agreements including, but not limited to, failure to make principal and interest payments when due, breach of certain covenants in the agreements and sale of the stock of the Company. Additionally, certain of the debt instruments require payment of premiums upon early retirement of the debt.

4.       Commitments and Related Matters:

         Leases -

         The Company and its subsidiaries lease certain property, plant and equipment under noncancellable operating leases. Operating lease rental expense amounted to approximately $1,375,000, $1,340,000 and $1,881,000 for the years ended
         December 31, 1993, 1992 and 1991, respectively.

         The minimum future rental commitments for each of the next five years subsequent to December 31, 1993, are as follows:

              Year Ending
              December 31,                    Amount
                                          (in thousands)

                   1994                           $1,260
                   1995                              878
                   1996                              793
                   1997                              714
                   1998                              315

         Environmental liabilities -

         The Company has incurred certain environmental obligations incidental to the normal conduct of its business. The estimated costs associated with such known obligations have been recognized in the accompanying consolidated financial statements.

5.       Employee Retirement Plans:

         Profit sharing and 401(k) plans -

         Certain subsidiaries of the Company have profit sharing or 401(k) savings plans for substantially all of their employees. Expense for these plans amounted to $807,000, $744,000 and $840,000 for the years ended December 31, 1993, 1992 and 1991, respectively.
         Pension plans -

         Certain subsidiaries have union-sponsored, collectively bargained, pension plans. The Company contributed $34,000, $32,000 and $204,000 to these plans for the years ended December 31, 1993, 1992 and 1991, respectively. The 1991 contributions include those made on behalf of Arrow (Note 2). The contributions, which provide for pension as well as other benefits, are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Information from the plans' administrators is not available to determine vested benefits.

         Certain subsidiaries maintain defined benefit pension plans. These subsidiaries have recorded a pension liability which represents the excess of the subsidiaries' projected benefit pension obligation over the related pension plan assets. These liabilities will be funded over the average service lives of the pension plan participants.

         Pension expense of the Company-sponsored defined benefit plans for the years ended December 31, 1993, 1992 and 1991 included the following components (in thousands):

                                          1993       1992      1991
         Service cost                    $   734    $   727   $   705
         Interest cost on projected
           benefit obligations             2,791      2,624     2,317
         Net amortization and deferral       (77)      (271)      791
         Actual return on plan assets     (1,481)    (1,115)   (2,215)

         Net pension expense             $ 1,967    $ 1,965   $ 1,598

         The net liability of the pension plans, as included in accrued employee benefit costs in the accompanying consolidated balance sheets, as of December 31, 1993 and 1992, is set forth in the table below (in thousands):

                                                1993       1992
              Actuarial present value of:
                Vested benefit obligation         $ 33,267   $ 26,581

                Accumulated benefit obligation    $ 35,615   $ 29,578

              Projected benefit obligation        $ 39,162   $ 32,731

              Plan assets at fair value            (19,106)   (18,416)

              Projected benefit obligation in
                excess of plan assets               20,056     14,315

              Unrecognized gain                     (3,315)    (1,619)

              Accrued pension costs               $ 16,741   $ 12,696

         The projected benefit obligation at December 31, 1993 and 1992 was determined using a weighted average discount rate of 7.25% and 8.5%, respectively, and assumed long-term rate of compensation increases of 5.0% and 6.5%, respectively. The assumed long-term rate of return on plan assets was 10%.

         Included in 1993 stockholder's equity (deficit) is a $4,328,000 charge reflecting the excess of pension liability over unrecognized prior service cost which resulted primarily from the 1993 change in actuarial assumptions.

         Postretirement benefits -

         Employees retiring from certain subsidiaries of the Company on or after attaining age 62 and meeting specified criteria are entitled to certain postretirement health care coverages and life insurance. These benefits are subject to certain limitations and the Company reserves the right to amend or change the plan at any time.

         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). SFAS 106 requires that the expected cost of postretirement benefits be recognized in the financial statements during the years that the employees render service. Commencing in 1993, the Company accrues an actuarially determined charge for postretirement benefits during the period in which active employees become eligible for such future benefits. The $1,569,000 cumulative effect of adopting this accounting change, after giving consideration to a pre-existing accrual at time of adoption, is reflected as a decrease to 1993 net income. Additionally, the effect of this change during the year ended December 31, 1993 was to reduce net income by $1,501,000.

         The following table reconciles the accrued postretirement benefit liability as reflected on the balance sheet as of December 31, 1993 (in thousands):

              Retirees                                $2,987
              Other fully eligible participants          935
              Other active participants                3,414

              Accrued postretirement benefit
                liability                             $7,336

         Net postretirement benefit expense for 1993 included the following components:

              Service cost                            $  233
              Interest cost on accumulated
                postretirement benefit obligation        471
              Change in actuarial assumption           1,107

              Net postretirement benefit expense      $1,811
         For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care claims was assumed for 1994; the rate was assumed to decrease gradually to 5% for 2004 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $512,000 and the aggregate of the service and interest cost components of net postretirement health care cost for the year then ended by $61,000. The weighted-average discount rate used in determining the accumulated postretirement benefit liability was 8.25% at time of adoption and 7.25% as of December 31, 1993.

         Prior to 1993, the Company had recognized postretirement health care costs on a modified cash basis. Postretirement healthcare costs charged to expense were $248,000 and $83,000 in 1992 and 1991, respectively. Prior year financial statements have not been restated to reflect this new method.

6.       Income Taxes:

         Under the terms of the tax sharing arrangement with ESSTAR, the Company accounts for income taxes as if it filed its own consolidated return. Should the Company incur a loss, ESSTAR may contribute to the Company the tax benefit of the loss. The 1993, 1992 and 1991 income tax benefits, which are included in the accompanying consolidated statements of operations, reflect the amount of benefit which ESSTAR elected to contribute to the Company as a result of its losses.

         Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 utilizes the liability method and deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Prior to the adoption of SFAS 109, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11. The cumulative effect of adopting this accounting change as of January 1, 1993, was to increase net income by $5,673,000. Prior year financial statements have not been restated to reflect this new method of accounting.

         The provisions (benefits) for income taxes for the years ended December 31, 1993, 1992 and 1991 were as follows (in thousands):
                                       1993      1992      1991
         Current:
              Federal                $(5,167)  $(1,077)  $(16,500)
              State                     -         (593)       611
                                      (5,167)   (1,670)   (15,889)

         The tax effect of significant temporary differences giving rise to the Company's consolidated deferred tax assets and liabilities at December 31, 1993, are as follows (in thousands):
                                       Current Asset  Long-term Asset
                                        (Liability)     (Liability)

         Post retirement benefits        $  -            $  2,773
         Employee benefit accruals          -               4,087
         Intangibles                        -              12,079
         Federal net operating losses       -              26,792
         State net operating losses         -               3,400
         Other, net                        3,945            2,887
                                           3,945           52,018
         Valuation allowance              (3,945)         (52,018)

         Total deferred income taxes     $  -            $   -


         Gross deferred tax assets of $58,701,000, net of a valuation allowance of $55,863,000 and gross deferred tax liabilities of $2,838,000 are included in the deferred tax balances as of December 31, 1993.

         The difference between the Company's Federal effective tax rate for continuing operations and the statutory rate for the years ended December 31, 1993, 1992 and 1991 arises from the following:

                                       1993      1992      1991

         Federal statutory rate       (35.0)%   (34.0)%   (34.0)%
         Increase (decrease)
           resulting from:
         Goodwill amortization
           not deductible               0.6       2.1       1.2
         Goodwill write-off            22.2        -         -
         Nondeductible expense          0.5        -         -
         Benefit not recognized         8.0      29.3       6.9

         Effective Federal tax rate    (3.9)%    (2.6)%   (25.9)%

         At December 31, 1993, the Company had approximately $76,000,000 of federal net operating loss carryforwards which can be used, subject to certain limitations, to offset future federal taxable income, if any. The carryforwards expire beginning in the year 2003. As of December 31, 1993, the Company had approximately $30,000,000 of state net operating loss carryforwards which can be used, subject to certain limitations, to offset future state taxable income, if any. These carryforwards expire beginning in the year 1994. The future timing and ultimate realization of the tax benefits from these net operating loss carryforwards may be limited based upon the application of statutory regulations.

         For the year ended December 31, 1993, additional depreciation and amortization expense of $4,897,000 was recognized as a result of the adoption of SFAS 109.

         Included in the accompanying consolidated statement of operations for the year ended December 31, 1991, is $9,200,000 of extraordinary gain resulting from the utilization of federal net operating loss carryforwards.

7.       Litigation:

         On May 22, 1990, a federal grand jury in St. Louis indicted McKinney and three unrelated corporations for allegedly violating the antitrust laws. McKinney has entered a plea of nolo contendere and the court has accepted the plea. Five present or former executives of three of the indicted corporations, including two officers of the Company, were also indicted. These two officers of the Company have entered pleas of nolo contendere and the court has accepted such pleas. On March 31, 1993, McKinney was fined $2,000,000, payable over a five year period. This amount is included in other expense in the accompanying consolidated statement of operations for the year ended December 31, 1993. In 1993, the two officers of the Company were each fined $250,000. The United States Department of Justice filed notices of appeal with respect to the sentences imposed on McKinney and the two officers. McKinney and the officers filed responsive notices of appeal to preserve its and their rights should the government proceed with an appeal. Subsequently, the United States and McKinney entered into a stipulation to terminate the appeals, thereby bringing to a conclusion the criminal action against McKinney. The appeals with respect to the two officers are proceeding.

         Six civil class actions on behalf of direct purchasers of architectural hinges were initiated against McKinney and the other indicted corporations. McKinney and two of the other corporate defendants entered into a settlement agreement providing for an aggregate payment of $4,000,000. This settlement agreement has been approved by the court, and payment was made in 1990.

         Three class actions on behalf of California indirect purchasers and a class action on behalf of Alabama indirect purchasers of architectural hinges have been initiated against McKinney and the three other corporate defendants. McKinney and other corporate defendants entered into a settlement agreement with plaintiffs' counsel with respect to two of the three California actions and with respect to the Alabama action. These settlement agreements have received court approval and payment was made as of December 31, 1992. It is presently expected that a satisfactory resolution of the third California class action will be obtained. No provision has been made in the Company's financial statements for any liability and related expense to be incurred in resolving the remaining indirect purchaser litigation as the amount is presently not determinable.

         The Company is involved in various other matters of litigation incidental to the normal conduct of its business. In management's opinion, the disposition of this litigation will not have a material adverse impact on the financial condition of the Company.

8.       Related Party Transactions:

         The Company, Amstar and ESSTAR share facilities and personnel related to corporate and administrative activities. Charges of $2,149,000, $2,227,000 and $1,738,000 for these costs have been allocated to the Company for the years ended December 31, 1993, 1992 and 1991, respectively.

         Certain members of management of the Company are participants in the ESSTAR stock option plans.

         At December 31, 1993 and 1992, there were $4,163,000 and
         $6,137,000, respectively, of advances from ESSTAR which are due and payable on demand. The advances bear interest at 10% of the average outstanding monthly balance.

         In connection with the Debt Swap and related transactions at December 31, 1991, the Company incurred certain advisory, legal and financing fees. As a result, the Company incurred $2,270,000 in such fees, of which $750,000 were paid to an affiliate of a primary stockholder of ESSTAR. Of these fees, $1,770,000 were paid by ESSTAR in the form of contributed capital to the Company. At December 31, 1993 and 1992, $840,000 and $1,120,000, respectively, of such fees are included in goodwill and other intangible assets in the accompanying consolidated balance sheets and are being amortized over six years.

9.       Disclosures about Fair Value of Financial Instruments:

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         Cash and cash equivalents, accounts receivable and payable, and accrued current liabilities -

         For these short-term account balances, the carrying amount is a reasonable estimate of fair value.

         Bank loans -

         The carrying amount is a reasonable estimate of fair value as the debt is frequently repriced based on prime and Eurodollar rates, and there has been no significant change in credit risks since the financing was amended on December 31, 1991.

         Notes and accrued interest payable to related party -

         The notes and accrued interest payable to related party are obligations for which there is no public market and no quoted market price is available.

         The Company believes that since the date of the Exchange, any increase in the credit risk of these notes was offset by changes in interest rates on similar subordinated debt instruments during that same period and, therefore, the carrying amount of the debt is a reasonable estimate of its fair value. In addition, it is the Company's intent to repay the full principal amount outstanding by the maturity date of the debt.

10.      Industry Segment Data:

         The Company's products are all included in one segment, the locks, doors and related products segment. The Company's principal plants and other facilities are located in the United States, with a small installation located in Canada.

Item 8. Financial Statements and Supplementary Data

         (a)  Financial Statements

         See Item 14(a)(1) for the reference made therein to the financial statements.

         (b)  Supplementary Data

         Not applicable.

Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure

         None.


                        PART III

Item 10. Directors1 and Executive Officers of the Registrant

         Name                     Age            Position

Howard B. Wentz, Jr.              (64)      Chairman of the Board
                                                 and Director
Robert A. Haversat                (57)      President, Chief
                                                 Executive Officer
                                                 and Director
Roger D. Chesley                  (50)      Vice President and
                                                 General Counsel
Jeffrey A. Mereschuk              (41)      Vice President, Treasurer
                                                 and Chief Financial
                                                 Officer
James J. Burke, Jr.               (42)           Director
A. J. Fitzgibbons, III            (48)           Director
Alexis P. Michas                  (36)           Director
Jerry G. Rubenstein               (63)           Director



__________________________

         1Each of the Directors of the Company is also a Director of Esstar. Directors of the Company do not receive any retainer or meeting fees from the Company. Mr. Rubenstein receives an annual retainer of $20,000 from Esstar, for his service as a director of Esstar.

         Mr. Wentz joined Duff-Norton Company, Inc. in 1969, the year after that former subsidiary was acquired by Amstar, as Vice President-Operations. He became President of Duff-Norton in 1970, and its Chief Executive Officer in 1972. Elected as Vice President of Amstar in 1972, Mr. Wentz has been a member of its Board of Directors since 1976. He served Amstar as Executive Vice President and Chief Operating Officer from January 1979 until January 1981, and President and Chief Operating Officer from January 1981 until July 1, 1982. He was named Chief Executive Officer of Amstar on
July 1, 1982, and elected to the additional post of Chairman of the Board effective February 1, 1983. Mr. Wentz holds a B.S.E. degree from Princeton University and an M.B.A. from the Harvard Graduate School of Business Administration. He retired from Amstar on June 30, 1989, and relinquished his positions of Chairman of the Board, President and Chief Executive Officer. He continued as a director. On July 27, 1989, Mr. Wentz was elected Chairman of the Board of Amstar. Mr. Wentz is Chairman of the Board and a director of Esstar, and was elected to those positions in June 1989. He also is a director of Colgate-Palmolive Company, Crompton & Knowles Corporation and Tambrands, Inc. He was elected Chairman of the Board of Tambrands, Inc. in June 1993.

         Mr. Haversat was elected President and Chief Executive Officer and a Director of Amstar in July 1989. He is President and Chief Executive Officer of Esstar, and was elected to those positions in June 1989. Since January 1989 he also has been Chairman of the Board, President and Chief Executive Officer of Essex and EI
Holdings. From August 1987 to January 1989, Mr. Haversat was
President, Chief Executive Officer and a director of a predecessor of Essex. From September 1986 to August 1987, Mr. Haversat was
Group Vice President of ESSEX Hardware, Inc. ("EHI"), formerly
Foster Hardware and Bank Equipment Corporation, and a Vice President of four subsidiaries of EHI. Previously, he was President and Chief Executive Officer of McKinney Products Company and its predecessors since 1978. On May 22, 1990, Mr. Haversat was indicted by a federal grand jury for violations of the antitrust laws and on April 1, 1993, he was fined $250,000 following entry of a plea of nolo contendere. (See discussion at pages 25 and 26.) Mr. Haversat is a member of the Board of Trustees of Quinnipiac College and of Yale-New Haven Hospital.

         Mr. Chesley joined Amstar as a member of the Law Department in 1977. He was elected Assistant Secretary in 1978 and appointed
General Attorney in 1981. He was elected Assistant General Counsel in 1982. In 1985, Mr. Chesley was elected Vice President and
General Counsel. Mr. Chesley also is Vice President and General Counsel of Esstar. He was elected to those positions in June 1989.
He is a member of the New York Bar and holds an LL.B from Harvard
Law School. He received a B.S. in economics from the Wharton School of the University of Pennsylvania.

         Mr. Mereschuk was elected a Vice President of Amstar on July 27, 1989, and Chief Financial Officer on October 1, 1989, and Treasurer on June 30, 1993. He also is Vice President, Treasurer, Chief Financial Officer and Assistant Secretary of Esstar, having been elect those positions, except Treasurer, in June 1989. He was elected Treasurer on June 30, 1993. He also is Treasurer of METCO, having been elected to that position on December 31, 1991. Since January
1989, Mr. Mereschuk has been Vice President-Finance and Secretary of Essex and EI Holdings.

         Mr. Burke has been a Director of Amstar since 1986. Mr. Burke joined Merrill Lynch & Co. in 1979 and was an associate in the Mergers and Acquisitions Group until 1983, when he was elected a Vice President. In 1985, he was elected a Managing Director of
Merrill Lynch & Co. and an Executive Vice President of ML Capital Partners, the leveraged buyout unit of Merrill Lynch. In January
1987, Mr. Burke was elected President and Chief Executive Officer of ML Capital Partners. Mr. Burke is a director of Esstar. He is also a director of Borg-Warner Security Corporation, Pathmark
Stores, Inc., AnnTaylor Stores Corporation, London Fog Corporation, United Artists Theatre Circuit, Inc., World Color Press, Inc. and Wherehouse Entertainment, Inc. Mr. Burke holds a B.A. degree from Brown University and an M.B.A. degree from the Harvard Graduate
School of Business Administration.

         Mr. Fitzgibbons has been a Director of Amstar since July 1989. Mr. Fitzgibbons has been a director since 1987, Executive Vice President since 1988 and a Senior Vice President from 1987 to 1988 of ML Capital Partners. He has been a Managing Director of Merrill Lynch & Co. since 1978. Mr. Fitzgibbons is a director of Essex, EI Holdings and Esstar. He is also a director of Eckerd Corporation, Borg-Warner Security Corporation, Borg-Warner Automotive, Inc. and United Artists Theatre Circuit, Inc. Mr. Fitzgibbons holds a B.A. degree from Boston College and an M.B.A. degree from the Columbia University Graduate School of Business.

         Mr. Michas has been a Director of Amstar since July 1989. Mr. Michas has been a director since 1988, Partner since 1993, Senior
Vice President since 1989, Vice President from 1987 to 1989 and Assistant Vice President from 1985 to 1987 of ML Capital Partners.
He has been a Managing Director since February 1991, a Director since 1989 and a Vice President since 1987 of Merrill Lynch & Co.
Mr. Michas is a director of Essex, EI Holdings and Esstar. He is also a director of Eckerd Corporation, Borg-Warner Security Corporation, Borg-Warner Automotive, Inc. and Blue Bird Corporation. Mr. Michas holds a B. A. degree from Harvard College and an M.B.A. degree from the Harvard Graduate School of Business Administration.

         Mr. Rubenstein has been a Director of Amstar since 1986. Mr. Rubenstein was employed by IU International Corporation ("IU") from 1966 through 1975 and was elected President of such entity in 1973. Mr. Rubenstein left IU in 1975 and since that time has been the President, and has had the controlling interest in, Omni Management Associates, a private investment company, and its predecessor firms. Mr. Rubenstein is a director of Esstar and Supermarkets General Holdings Corporation. Mr. Rubenstein holds a B.B.A. from the City College of New York.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth a summary of plan and non-plan compensation provided or arranged for by the Company or a subsidiary of the Company that was awarded to, earned by, or paid to (i) the chief executive officer of the Company, and (ii) the four most highly compensated executive officers of the Company or a subsidiary of the Company for the years ended December 31, 1993, 1992 and 1991.

                                       SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION
                                                                OTHER ANNUAL   ALL OTHER(3)
NAME AND PRINCIPAL POSITION       YEAR      SALARY    BONUS(2)  COMPENSATION   COMPENSATION
ROBERT A. HAVERSAT(1)             1993         -          -           -              -
  PRESIDENT AND CEO               1992         -          -           -              -
  OF THE COMPANY                  1991         -          -           -              -

JOHN W. AMES                      1993      $133,667  $ 67,164      $3,498       $ 20,812
  SENIOR VICE PRESIDENT           1992       130,000    48,943       3,128         18,310
  ADMINISTRATION OF METCO         1991       120,016    31,680       3,081         14,944

RICHARD C. GROVE                  1993      $234,504  $120,729      $9,304       $120,369
  PRESIDENT AND CEO               1992       225,004    93,089       8,379        111,749
  OF METCO                        1991       188,193    49,835       9,010        112,753

DENNIS L. SCHMIDT                 1993      $115,117  $ 50,048      $3,786       $ 17,482
  VICE PRESIDENT - FINANCE        1992       110,006    36,203       3,313         15,528
  AND CONTROLLER OF METCO         1991        90,012    24,817       3,165         11,790

HOWARD B. WENTZ, JR.(1)           1993          -         -           -              -
  CHAIRMAN OF THE BOARD           1992          -         -           -              -
  OF THE COMPANY                  1991          -         -           -              -

1.       The Company has been a holding company, without any employees, since June 30, 1989.
         Messrs. Haversat and Wentz are employed by ESSTAR, the parent corporation of the
         Company, Mr. Haversat as President and CEO and Mr. Wentz as Chairman of the Board.
         All of Mr. Haversat's and Mr. Wentz's compensation is provided by ESSTAR. The
         Company, and other subsidiaries of ESSTAR, are charged by ESSTAR on a proportionate basis for the services provided them by Messrs. Haversat and Wentz.  The charge to the Company in 1993 amounted to $245,180 for Mr. Haversat and $158,950 for Mr. Wentz.
         In each of the years, 1992 and 1991, the charge to the Company amounted to $145,600 for Mr. Haversat and $228,800 for Mr. Wentz.

                                       (Notes continued on next page)
                                                     59

2. Amounts of bonus in the Bonus column are reported for the year for which they were earned. Bonus payments are made in March of the year following the year for which the bonus was earned.

3. All Other Compensation for Messrs. Ames and Schmidt, for each year shown, was the contribution by METCO to their respective participant accounts held by the trustee under METCO's Employees' Profit Sharing Retirement Plan (the "Retirement Plan"), a defined contribution plan that provides retirement benefits for salaried and hourly employees of METCO. Under the terms of the Retirement Plan, 25% of a participant's share of METCO's contribution under the Retirement Plan for a year is paid directly to the participant in cash, following the end of the year, rather than to the trustee for the Retirement Plan. The cash payments received by Messrs. Ames, Grove and Schmidt for the years 1993, 1992 and 1991 as a result of their participation in the Retirement Plan are included in the table above under Bonus and not under All Other Compensation. For Mr. Grove, All Other Compensation consists of the following amounts for 1993, 1992 and 1991, respectively: $26,531, $25,749 and
         $21,753 contributed to his account held by the trustee under the Retirement Plan; $71,577, $64,000 and $46,000 accrued for the benefit of his account under the Supplemental Retirement Benefit Program ("SERP"); $22,261, $22,000 and $45,000, which are the amounts of premiums paid by Esstar with respect to Mr. Grove under an executive split-dollar life insurance policy. Under the terms of the policy, a portion of those amounts will be recovered by Esstar upon Mr. Grove's termination of employment. For 1993, 1992 and 1991, the term-life insurance economic value of the split-dollar life insurance premium for Mr. Grove were the following respective amounts: $1,899, $1,712 and $1,597. Since the inception of the SERP in 1989, a total of $267,521 has been accrued for the benefit of Mr. Grove's account under the SERP. Of that total amount, a total of $226,577 was accrued in the years 1990 through 1993 and has been reported on Form 10-K as All Other Compensation for Mr. Grove for the year of accrual. In 1993, Mr. Grove received a distribution of $112,291 of the total of $267,521 that had been accrued for his benefit. That distribution is not included in All Other Compensation for 1993 because of the prior reporting of accruals.

         Effective on December 31, 1992, grants of options to purchase class A common stock of Esstar were made by the Board of Directors of Esstar under the Esstar Incorporated 1992 Management Investors Stock Option Plan to employees of Esstar and its subsidiaries. The total number of options granted to all employees consisted of grants of 134,544 Basic Options and 2,000,000 Additional Options. The option grants made to Messrs. Haversat, Ames, Grove, Schmidt and Wentz were as follows: Mr. Haversat, 34,789 Basic Options and 250,000 Additional Options; Mr. Ames, 16,500 Additional Options; Mr. Grove 170,000 Additional Options; Mr. Schmidt, 4,349 Basic Options and 35,000 Additional Options; and Mr. Wentz, 295,000 Additional Options. Basic Options were immediately exercisable. Additional Options are not exercisable until December 31, 1994.
         The options all expire on December 31, 2001. The option price for all option grants was $0.01 per share, which Esstar has stated was not materially different from the fair market value of the related stock at the date of grant. No amount has been recorded under All Other Compensation with respect to the option grants.

Employment Agreement

         Mr. Grove entered into an employment agreement with Esstar, effective as of June 30, 1989, which agreement is to be adopted by METCO. Mr. Grove's employment agreement provides that upon his resignation during the initial term of the agreement under circumstances that make his resignation not wholly voluntary, he will be entitled to receive a lump-sum severance payment equal to his then annual base salary and the highest award received by him under the METCO Bonus Plan or a bonus plan of the Company or its predecessors, multiplied by the greater of (i) the number of years, including fractional portions thereof, remaining in the initial term, and (ii) one and one-half. The initial term of the agreement was from June 30, 1989 to June 30, 1992, and extends automatically for successive one year periods thereafter unless earlier terminated. In the event of Mr. Grove's disability or death during the initial term or an extended term he or his estate would be entitled to receive his salary and accrued benefits earned up to the last day of the month of his death and for six months thereafter and a bonus prorated for the portion of the year for which his salary is paid.

Retirement Benefits (Defined Benefit)

         The Company's pension plan for salaried employees terminated on June 30, 1989. No service under the plan accrued after that date and benefits payable under the plan became fixed on that date. The plan provided non-contributory benefits based upon both years of service and the employee's highest consecutive 3-year average annual compensation during the last 10 years of service, including bonuses. Payment of benefits remaining to be paid under the plan has been funded through the purchase of annuities with assets held in the trust for the plan. Mr. Grove will be entitled to receive at age 60 monthly pension payments of $4,433, assuming he elects a single life basis of payment.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Esstar owns 1,000 shares of common stock, par value $0.01 per share, of the Company, which constitutes all of the shares of capital stock of the Company which were outstanding as of March
25, 1994. Effective on July 23, 1992, the Company amended its restated certificate of incorporation to change its authorized capital to 1,000 shares of common stock, par value $0.01 per share, and simultaneously converted each of its issued and outstanding shares of common stock into .00016345 of a new share, resulting in the 6,118,097 shares of common stock then outstanding being converted into 1,000 issued and outstanding shares of common stock.
No director or executive officer of the Company owns any shares of common stock of the Company.

Item 13.   Certain Relationships and Related Transactions

         All of the Directors of the Company are also Directors of Esstar. Three of the six members of the Board of Directors of both the Company and Esstar are employees of ML Capital Partners.

         In connection with the Combination, the Company entered into a tax sharing agreement with Esstar. Pursuant to the terms of such agreement, the Company accounts for income taxes as if it filed its own consolidated tax return. (See "Working Capital" at page 17.)

         Merrill Lynch & Co., an affiliate of ML Capital Partners, acted as exclusive dealer manager for Essex in connection with the solicitation of the holders of the Notes and the purchase by Essex on December 31, 1991, of $86.6 million principal amount of the Notes. (See "Consummation of Tender Offer by Essex" at page
15.) Essex paid Merrill Lynch & Co. a fee of $749,500 for its services as dealer manager.

         On December 31, 1991, affiliates of ML Capital Partners purchased 500,000 shares of convertible preferred stock of Esstar at a price per share of $100, or an aggregate purchase price of $50,000,000. The proceeds of the sale, along with the proceeds of the sale of 150,000 of such shares to certain other investors, were contributed by Esstar to Essex on December 31, 1991, for the purpose of providing Essex with the funds necessary to purchase $86,600,000 principal amount of the Notes on that date. (See "Consummation of Tender Offer by Essex" at page 15.)

         During 1993 METCO paid $110 thousand to a consultant for management development and leadership training programs conducted by the consultant for METCO employees. The consultant is a brother-in-law of Richard C. Grove, president of METCO.

                            PART IV

Item  14.     Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K


         (a)       Documents filed as part of this Form 10-K

                   (1)  Financial Statements

                        The consolidated financial statements,
                   together with the report thereon of Arthur Andersen & Co. dated February 21, 1994, filed with this report are listed in the accompanying Index to Consolidated Financial Statements and Schedules (S-
                   1).

                   (2)  Financial Statement Schedules

                        The financial statement schedules filed with
                   this Report are listed in the accompanying Index to Consolidated Financial Statements and Schedules (S-
                   1).

                   (3)  Exhibits

                        The Exhibits filed with this report are
                   listed in the Exhibit Index commencing at page 66.

                        Each management contract or compensatory plan
                   or arrangement required to be filed as an exhibit to this Report pursuant to Item 14(c) is identified in the Exhibit Index by the sign # immediately beneath the numerical listing of the filing in the Index.

         (b)       Reports on Form 8-K

                        None

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AMSTAR CORPORATION


                                  By /s/ Jeffrey A. Mereschuk
                                         Jeffrey A. Mereschuk
                                         Vice President and
                                         Chief Financial Officer


Dated:   March 30, 1994


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



          *                            President and Director
Robert A. Haversat                (Principal Executive Officer)



/s/ Jeffrey A. Mereschuk               Vice President and Chief
    Jeffrey A. Mereschuk               Financial Officer
                                      (Principal Financial Officer)


/s/ John D. Speridakos                 Controller
    John D. Speridakos                (Principal Accounting Officer)



Dated:  March 30, 1994

Directors:



         *
James J. Burke, Jr.




          *
A. J. Fitzgibbons, III




          *
Alexis P. Michas




          *
J. G. Rubenstein




          *
Howard B. Wentz, Jr.




*By   /s/ Kenneth J. Jones
          Kenneth J. Jones
          Attorney-in-Fact
          March 30, 1994

                                 EXHIBIT INDEX

(2)*                - Agreement and Plan of Merger, dated as of November 14,
                      1986, by and among the Registrant, Acquisition and AHI.

(3)  (i)(1)*        - Restated Certificate of Incorporation of the Registrant.

         (i)(2)*    - Certificate of Amendment, effective December 9, 1986.

         (i)(3)*    - Certificate of Amendment, effective December 31, 1986.

         (i)(4)     - Certificate of Amendment, effective July 23, 1992.
                      (Incorporated by reference to exhibit (3) to Form 10-Q of the Registrant for the quarter ended June 30, 1992)

         (ii)(1)*   - By-Laws of the Registrant, as amended to January 28,
                      1987.

         (ii)(2)    - Amendment to the By-Laws, effective July 27, 1989.
                      (Incorporated by reference to the same numbered exhibit to Form 10-K of the Registrant for the year ended June 30, 1989.)

(4)*                - Indenture dated as of February 15, 1987, between the
                      Company and Chemical Bank, as Trustee.

(10) (ix)(8)**      - Milwaukee Electric Tool Corporation Bonus Plan.
      #

         (x)***    - Supplementary Retirement Benefit Program for Certain
          #          Key Executives of ESSTAR Incorporated and its
                     Subsidiaries.

 _____________

* Incorporated by reference to the same numbered exhibit to Registration Statement of the Registrant on Form S-1 (File No. 33-10740).

** Incorporated by reference to the same numbered exhibit to Form 10-K of the Registrant for the transition period from July 1, 1989, to December 31, 1989.

*** Incorporated by reference to the same numbered exhibit to Form 10-K of the Registrant for the year ended December 31, 1992.

#   Required to be filed as an exhibit pursuant to Item 14(c).

(xiii)(3)       -  Indenture dated as of June 30, 1989, between ESSEX
                   Industries, Inc. and ____________________, as Trustee,
                                         and acknowledged by Amstar
                   Corporation, relating to                       Senior
                   Subordinated Discount Notes due 1997.
                   (Incorporated by reference to Exhibit 3 to Form 8-K of

                   the Registrant, Date of Report: June 30, 1989.)

(xiii)(4)*      -  First Supplemental Indenture dated as of June 30, 1989, between ESSEX Industries, Inc. and____________________, as Trustee, and acknowledged by Amstar Corporation, relating to Senior Subordinated Discount Notes due 1997.

(xiii)(5)**     -  Second Supplemental Indenture dated as of December 31, 1991, between ESSEX Industries, Inc. and ____________, as Trustee, and acknowledged by Amstar Corporation, relating to Senior Subordinated Discount Notes due 1997.

(xiv)           -  Letter of Credit Agreement, dated as of June 28, 1989,
                   among Amstar Corporation, Amstar Technical Products Company, Inc, Aiken Advanced Systems, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4 to Form 8-K of the Registrant, Date of Report: June 30, 1989).

(xv)            -  Revolving Credit Agreement, dated as of June 28, 1989,
                   among Milwaukee Electric Tool Corporation, Amstar Corporation and The Bank of New York. (Incorporated by reference to Exhibit 5 to Form 8-K of the Registrant, Date of Report: June 30, 1989.)

(xvi)**         -  The Credit Agreement, dated as of December 31, 1991, between
                   Milwaukee Electric Tool Corporation, as borrower and Heller Financial, Inc., as agent and lender.

(xvi)(1)***     -  Waiver and First Amendment to Credit Agreement dated December
                   31,1992, between Milwaukee Electric Tool Corporation and Heller Financial, Inc., as agent and lender.

(xvi)(2)        -  Second Amendment, dated October 26, 1993, to Credit Agreement dated as of December 31, 1991,between Milwaukee Electric Tool Corporation, as borrower and Heller Financial Inc., as agent and lender. (Incorporated by reference to Exhibit 10(i) to Form 10-Q of the Registrant for the quarter ended September 30, 1993.)
_________________
*   Incorporated by reference to the same numbered exhibit to Form
    10-K of the Registrant for the year ended June 30, 1989.
** Incorporated by reference to the same numbered exhibit to Form 8-K of the Registrant, Date of Report: December 31, 1991.
*** Incorporated by reference to the same numbered exhibit to Form 10-K of the Registrant for the year ended December 31, 1992.

(xvi)(3)        -  Reaffirmation, dated October 26, 1993, of Amstar Corporation, acknowledging the Second Amendment to Credit Agreement and reaffirming its obligations under the Secured Guaranty dated as of December 31, 1991, in favor of Heller Financial, Inc. (Incorporated by reference to Exhibit 10(ii) to Form 10-Q of the Registrant for the quarter ended September 30, 1993.)

(xvii)**        -  The Secured Guaranty of Amstar Corporation, dated as of
                   December 31, 1991, in favor of Heller Financial, Inc. as agent, and the lenders specified therein.

(xvii)(1)*      -  Amended and Restated Secured Guaranty of Amstar Corporation
                   dated as of December 31, 1992, in favor of Heller Financial, Inc. as agent, and the lenders specified therein.

(xviii)**       -  Assignment of Copyrights and Licenses, dated as of December
                   31, 1991, between Milwaukee Electric Tool Corporation and
                   Heller Financial, Inc. as agent.

(xix)**         -  Assignment of Patents, dated as of December 31, 1991, between
                   Milwaukee Electric Tool Corporation and Heller Financial, Inc as agent.

(xx)**          -  Assignment of Trademarks, dated as of December 31, 1991, between Milwaukee Electric Tool Corporation and Heller Financial, Inc. as agent.

(xxi)**         -  Pledge Agreement, dated as of December 31, 1991, between
                   Amstar Corporation and Heller Financial, Inc. as agent.

(xxii)**        -  Subsidiary Pledge Agreement, dated as of December 31, 1991, between Milwaukee Electric Tool Corporation and Heller Financial, Inc. as agent.

________________

* Incorporated by reference to the same numbered exhibit to Form 10-K of the Registrant for the year ended December 31, 1992.

** Incorporated by reference to the same numbered exhibit to Form 8-K of the Registrant, Date of Report: December 31, 1991.

(xxiii)**       -  Post-Closing Agreement, dated as of December 31, 1991,
                   between Milwaukee Electric Tool Corporation and Heller
                   Financial, Inc. as agent.

(xxiv)**        -  Debt Exchange Agreement, dated as of December 31, 1991, between Amstar Corporation and ESSEX Industries, Inc.

(22)*            - List of subsidiaries of the Registrant.

(25)             - Power of attorney.

(28)*            - ESSTAR Incorporated 1992 Management Investors Stock
 #                 Option Plan

(28)(viii)***    - Agreement entered into by ESSTAR Incorporated with Richard
     #             C. Grove, as of June 30, 1989.


















______________________
* Incorporated by reference to the same numbered exhibit to Form 10-K of the Registrant for the year ended December 31, 1992.

** Incorporated by reference to the same numbered exhibit to Form 8-K of the Registrant, Date of Report: December 31, 1991.

*** Incorporated by reference to the same numbered exhibit to Registration
    Statement of the Registrant on Form S-1 (Regis. No. 33-10740).

#   Required to be filed as an exhibit pursuant to Item 14(c).

                      AMSTAR CORPORATION AND SUBSIDIARIES

                   Index to Consolidated Financial Statements
                                 and Schedules

                                                                Page

Report of Independent Public Accountants                        S-2

Statements:
         Amstar Corporation and Subsidiaries Consolidated
         Balance Sheets as of December 31, 1993 and December
         31, 1992.                                              S-3

         Amstar Corporation and Subsidiaries Consolidated
         Statements of Operations for the years ended
         December 31, 1993, 1992, and 1991.                     S-4

         Amstar Corporation and Subsidiaries Consolidated
         Statements of Changes in Stockholder's Equity (Deficit) for the years ended December 31, 1993, 1992, and 1991. S-5

         Amstar Corporation and Subsidiaries Consolidated
         Statements of Cash Flows for the years ended December
         31, 1993, 1992, and 1991.                              S-6

Notes to Consolidated Financial Statements                      S-7

Schedules - For the Years Ended December 31, 1991,
            1992, and 1993

  IV  Indebtedness of and to Related Parties -
      Not Current                                               S-19

   V  Property, Plant and Equipment                             S-20

  VI  Accumulated Amortization and Depreciation of
          Property, Plant and Equipment                         S-21

VIII  Valuation and Qualifying Accounts                         S-22

   X  Supplementary Income Statement Information                S-23

Separate financial statements of the Registrant have been omitted because (i) the consolidated statements of the Registrant and its subsidiaries are filed, and (ii) the Registrant is primarily an operating company and all subsidiaries are wholly owned and are not indebted to any person other than the Registrant in an amount which is material in relation to the total consolidated assets, as of December 31, 1993, excepting indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation. Schedules other than those listed in the index are omitted because they are not required or are not applicable or because the required information is included in the financial statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and
              Stockholder of Amstar Corporation:



We have audited the accompanying consolidated balance sheets of Amstar Corporation (a Delaware corporation and wholly-owned subsidiary of ESSTAR Incorporated) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amstar Corporation and subsidiaries as of December
31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Notes 8 and 9 to the consolidated financial statements, effective January 1, 1993, the Corporation changed its methods of accounting for income taxes and postretirement benefits other than pensions.





New Haven, Connecticut
February 21, 1994

                   AMSTAR CORPORATION AND SUBSIDIARIES
            (a wholly-owned subsidiary of ESSTAR Incorporated)
                      CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1993 AND 1992
                     (dollar amounts in thousands)

         ASSETS                                1993      1992
CURRENT ASSETS:
   Cash and cash equivalents                $  2,554  $  6,483
   Accounts receivable, net of allowance
     for doubtful accounts of $788 and $725   54,943    43,542
   Receivable from ESSTAR Incorporated           946     7,167
   Inventories                                38,671    36,643
   Other                                         861       955
            Total current assets              97,975    94,790
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                        1,578     1,490
   Buildings and structures                    9,627     9,036
   Machinery and equipment                    81,218    69,957
                                              92,423    80,483
            Less - accumulated depreciation
                   and amortization           28,328    23,220
                                              64,095    57,263
NOTES AND ACCRUED INTEREST RECEIVABLE
   FROM RELATED PARTY                           -       93,703
GOODWILL AND OTHER INTANGIBLES, net of
   accumulated amortization of $29,236
   and $24,627                                99,787   104,137
OTHER                                          1,024       865
                                           $ 262,881  $350,758
         LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable                        $  15,895  $ 15,028
   Accrued interest                            8,331     8,331
   Accrued income taxes                        1,179    10,258
   Accrued payroll and employee
     benefit costs                            11,223     9,024
   Deferred income taxes                       3,467      -
   Other accrued expenses                      9,365     7,847
            Total current liabilities         49,460    50,488

LONG-TERM DEBT                               201,800   195,300
DEFERRED INCOME TAXES                          9,851     3,388
OTHER NONCURRENT LIABILITIES                  22,643     6,465
COMMITMENTS AND CONTINGENCIES (Notes 7 and 10)
STOCKHOLDER'S EQUITY (DEFICIT):
   Common stock $.01 par value, 1,000 shares
     authorized, issued and outstanding         -          -
   Additional paid-in capital                 64,814    64,814
   Retained earnings                          22,072    30,303
   Notes and accrued interest receivable
     from related party                     (107,759)     -
            Total stockholder's equity
             (deficit)                       (20,873)   95,117
                                           $ 262,881  $350,758
                   The accompanying notes are an integral part of these consolidated financial statements.

                    AMSTAR CORPORATION AND SUBSIDIARIES
              (a wholly-owned subsidiary of ESSTAR Incorporated)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                          (amounts in thousands)

                                    1993      1992      1991
Net sales                         $306,441  $266,405  $242,008
Costs of products sold             214,191   185,974   173,966
   Gross profit                     92,250    80,431    68,042

Selling, general and
   administrative expenses          58,023    49,272    50,687
Amortization of goodwill and
   other intangibles                 4,609     4,520     4,088
          Operating income          29,618    26,639    13,267

Interest income                     14,869    13,109    28,806
Interest expense                   (23,591)  (23,626)  (36,076)
Other income (expense)                 (21)      (35)      311

          Income before income
             taxes, extraordinary
             gain and cumulative
             effect of changes in
             accounting principles  20,875    16,087     6,308

Income taxes:
   Provision for state and local
      income taxes                   2,679     1,963     1,380
   Provision for Federal income
      taxes                          7,970     4,971     3,579
                                    10,649     6,934     4,959

         Income before extraordinary
            gain and cumulative effect
            of changes in accounting
            principles              10,226     9,153     1,349

Extraordinary gain on retirement
   of Senior Subordinated Notes,
   net of related income taxes        -         -       20,182

         Income before cumulative
            effect of changes in
            accounting principles   10,226     9,153    21,531

Cumulative effect changes in
   accounting principles           (10,957)     -         -

         Net income (loss)        $   (731) $  9,153  $ 21,531

              The accompanying notes are an integral part of these consolidated financial statements.

                                    S-5
                      AMSTAR CORPORATION AND SUBSIDIARIES
              (a wholly-owned subsidiary of ESSTAR Incorporated)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                         (dollar amounts in thousands)

                                                                          Notes and
                                                 Additional             Accrued Interest
                               Common Stock       Paid-in   Retained    Receivable From
                             Shares     Amount    Capital   Earnings     Related Party

Balance, January 1, 1991      1,000      $ -      $64,814    $49,752      $    -

Net income                     -           -         -        21,531            -

Loss on Debt Swap with
  related party, net of
  related income taxes
  (Note 5)                     -           -         -       (50,133)          -

Balance, December 31, 1991    1,000        -        64,814    21,150           -

Net income                     -           -          -        9,153           -

Balance, December 31, 1992    1,000        -        64,814    30,303           -

Dividend paid to ESSTAR
  Incorporated                 -           -          -       (7,500)          -

Net loss                       -           -          -         (731)          -

Reclassification of notes
  and accrued interest
  receivable from related
  party                        -           -          -          -         (107,759)

Balance, December 31, 1993    1,000      $ -       $64,814   $22,072      $(107,759)



                         The accompanying notes are an integral part of these consolidated financial statements.

                                        S-6
                         AMSTAR CORPORATION AND SUBSIDIARIES
                  (a wholly-owned subsidiary of ESSTAR Incorporated)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                               (amounts in thousands)
                                                            1993         1992        1991
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income before extraordinary gain and cumulative
     effect of changes in accounting principles           $ 10,226     $  9,153    $ 1,349
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation                                          6,439        5,494      5,311
       Amortization of goodwill and other intangibles        4,609        4,520      4,088
       Accretion of non-cash interest                      (14,056)     (12,222)   (13,889)
       Provision for deferred taxes                            193          -          -
       Changes in operating assets and liabilities,
         net of effects of subsidiary sold:
            Receivables                                     (6,320)      (5,504)     3,716
            Inventories                                      4,282       (2,691)    15,700
            Refundable income taxes                            -         15,750    (15,750)
            Other current assets                                94          222       (498)
            Other assets                                      (418)        (198)       731
            Accounts payable                                   867          (63)    (5,931)
            Accrued income taxes                            (9,079)       1,709        (25)
            Accrued payroll and employee benefit costs       2,199          785       (182)
            Deferred taxes                                  (3,026)         -          -
            Other current liabilities                        1,518        1,780       (557)
            Other noncurrent liabilities                     7,854       (3,103)       540
            Net cash provided by (used in) operating
              activities                                     5,382       15,632     (5,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of discontinued operations                             -          6,695      3,037
   Purchases of property, plant and equipment, net          (8,311)      (6,786)    (6,981)
   Decrease in notes receivable                                -            -       15,000
   Proceeds from sale of subsidiary, net of cash sold          -            -       19,662
       Net cash provided by (used in)investing activities   (8,311)         (91)    30,718

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of Senior Subordinated Notes, net of tax effect  -           -       (15,718)
   Increase (decrease) in revolving credit agreement         6,500      (8,951)    (10,420)
   Repayment of capital lease obligations                      -          (289)        (23)
   Dividend paid to ESSTAR Incorporated                     (7,500)        -           -
       Net cash used in financing activities                (1,000)     (9,240)    (26,161)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (3,929)      6,301        (840)
CASH AND CASH EQUIVALENTS, beginning of period               6,483         182       1,022
CASH AND CASH EQUIVALENTS, end of period                   $ 2,554     $ 6,483   $     182

SUPPLEMENTAL DISCLOSURES:
   Cash paid during the year for:
     Interest                                              $23,520     $23,626   $  39,846
     Income taxes                                          $ 2,453     $ 8,799   $  20,019
                     The accompanying notes are an integral part
                     of these consolidated financial statements.

                                 S-7
               AMSTAR CORPORATION AND SUBSIDIARIES
       (a wholly-owned subsidiary of ESSTAR Incorporated)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1993 AND 1992

1.   Organization:

     On June 30, 1989, the holders of all the outstanding shares of common stock of Amstar Corporation (the Corporation) exchanged (the Amstar Exchange) such shares for shares of common stock of ESSTAR Incorporated (ESSTAR). Simultaneously with the Amstar Exchange, the holders of all the outstanding shares of common stock of EI Holdings Corp. (EIH) exchanged (the Essex Exchange and together with the Amstar Exchange, the Combination) such shares for shares of ESSTAR common stock. As a result of the Combination, the Corporation and EIH each became direct, wholly-owned subsidiaries of ESSTAR. The Combination was treated as a pooling-of-interests.

2.   Summary of Significant Accounting Policies:

     Principles of consolidation -
     The accompanying consolidated financial statements include the accounts of Amstar Corporation and its wholly-owned subsidiaries Milwaukee Electric Tool Corporation (Metco), Milford Products Corporation (Milford)through March 28, 1991, and Milrem Corp. (Milrem). All significant intercompany transactions and accounts have been eliminated in consolidation.

     On March 28, 1991, the Corporation sold the stock of Milford, and entered into a covenant not to compete, for $19,662,000 in cash, which was in excess of Milford's net book value. Under the terms of the Stock Purchase
     Agreement, a subsidiary of the Corporation provided a letter-of-credit for $2,500,000 and placed in escrow $3,500,000 principal amount of the Corporation's 11.375% Senior Subordinated Notes as security for the performance of certain environmental remediation obligations of the Corporation to the purchaser. Such obligations are accrued and are currently estimated to cost substantially less than the security.

     Depreciation and amortization -
     Property, plant and equipment are depreciated or amortized, using the straight-line method, over the estimated useful lives of the assets ranging from 20 to 45 years for buildings and structures and 3 to 16 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives.

     Expenditures for repairs and maintenance are charged against income as incurred. Renewals and betterments are capitalized.

     Goodwill and other intangibles -
     Goodwill and other intangibles represent the excess of cost over the fair value of assets acquired and liabilities assumed related to a previous acquisition of the Corporation and are being amortized, on a straight-line basis, over 40 years for goodwill and 7.5 to 10 years for other intangible assets. The unamortized balances of goodwill and other intangibles were $95,242,000 and $4,545,000, respectively, at December 31, 1993 and $98,148,000 and $5,989,000,
     respectively, at December 31, 1992.

     The Corporation continually evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. The Corporation uses an estimate of its related business segment's undiscounted net income over the remaining life of goodwill in measuring whether the goodwill is recoverable.

     Research and development -
     The Corporation's research and development costs are charged to expense as incurred and amounted to $4,531,000, $3,986,000 and $3,387,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

     Product liability and workers' compensation -
     The Corporation is partially self-insured for product liability and workers' compensation claims. The Corporation accrues for its product liability and workers' compensation claims based on an assessment of claims outstanding, as well as an estimate, based on experience, of incurred workers' compensation claims which have not yet been reported.

     Stockholder's equity -
     Effective on July 23, 1992, through a reverse stock split, the Corporation converted the then issued and outstanding 6,118,097 shares of common stock to 1,000 shares of common stock. The number of shares as presented in the accompanying consolidated financial statements has been retroactively restated to reflect the reverse stock split.

     Cash and cash equivalents -
     For purposes of the consolidated statements of cash flows, the Corporation considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

3.   Discontinued Operations:
     On October 31, 1989, the Corporation converted preferred stock and related warrants, which represented the Corporation's continuing investment in a previously sold subsidiary, into a subordinated note receivable. This note, which bore interest at 13% per annum, was payable semi-annually on March 31 and September 30 of each year. During 1991, the Corporation sold the note receivable for an aggregate price of $15,000,000.

     Effective April 15, 1992, the Corporation sold substantially all of the assets of Keltec Florida, Inc. The proceeds received from the sale, net of related costs, approximated the book value of the assets. This company had previously been recorded as a discontinued operation.

     Net sales of all discontinued businesses approximated
     $8,122,000, and $30,792,000 for the years ended December 31, 1992 and 1991, respectively.

4.   Inventories:
     Substantially all inventories are valued at the lower of cost, under the last-in, first-out method (LIFO), or market and include materials, labor and manufacturing overhead. As a result of the application of purchase accounting in 1986, the financial accounting basis of the inventories changed, while the basis for federal income tax reporting purposes did not. Accordingly, as of December 31, 1993 the LIFO inventories reflected in the accompanying consolidated balance sheets are stated at an amount $17,952,000 greater than the LIFO inventories reported for federal income tax purposes.

     At December 31, 1993 and 1992, the LIFO inventories reflected in the consolidated balance sheets are $5,721,000 and $11,140,000, respectively, less than current costs. The decrease in the LIFO reserve results primarily from the reclassification of deferred taxes related to the adoption of Statement of Financial Accounting Standards No. 109, accounting for Income Taxes (Note 9).

     During 1991, the Corporation liquidated certain LIFO inventories that were carried at lower costs prevailing in prior years. The effect of this liquidation was to increase operating income by approximately $1,900,000.

     Inventories at December 31, 1993 and 1992 consisted of the following:
                                     1993          1992
                                   (amounts in thousands)

     Raw materials and parts       $14,859        $18,118
     Work-in-process                 1,167            853
     Finished goods                 22,645         17,672
                                   $38,671        $36,643

5.   Notes Receivable from Related Party:

     Concurrent with the Combination, ESSEX Holdings, Inc.
     (formerly ESSEX Industries, Inc.) (ESSEX) issued, and the Corporation purchased, $152,733,000 aggregate principal amount of Senior Subordinated Discount Notes due 1997 and $100,000,000 aggregate principal amount of 14% Subordinated Debentures due 1997, for an aggregate cash purchase price of $175,000,000.

     On December 31, 1991, EIH, through its wholly-owned subsidiary ESSEX, purchased in the open market $86,600,000 principal amount of the Corporation's 11.375% Senior Subordinated Notes for $64,950,000. Concurrent with the purchase, ESSEX exchanged the Senior Subordinated Notes for its outstanding indebtedness due the Corporation of $100,000,000 of Subordinated Debentures, $5,833,000 of related accrued interest and $25,000,000 of Senior Subordinated Discount Notes (the Debt Swap). The resulting loss on the Debt Swap of $65,883,000 is reflected in the accompanying consolidated statement of changes in stock-holder's equity for the year ended December 31, 1991, net of a federal tax benefit of $15,750,000, as a decrease in retained earnings. As of December 31, 1993 and 1992, $116,874,000 aggregate principal amount of Senior Subordinated Discount Notes remained outstanding which have accreted values of $107,759,000 and $93,703,000, respectively.

     The Senior Subordinated Discount Notes will bear interest, commencing August 1, 1994, at 15% per annum, payable semi-annually. At the option of ESSEX, the payment of interest in cash may be deferred until the February 1, 1997 maturity date of these notes. If the cash interest payments are deferred, the Corporation will receive additional securities in lieu of cash. These notes are subject to redemption after August 1, 1994, in whole or in part, at the election of ESSEX, at a redemption price equal to 104.29%, 102.14% and 100% of the outstanding principal balance as of the first day of August 1994, 1995 and 1996, respectively.

     For the years ended December 31, 1993, 1992 and 1991, the
     Corporation recognized $14,056,000, $12,222,000 and
     $27,889,000 of interest income, respectively, related to these notes receivable from affiliate. Included in this interest income is $14,056,000, $12,222,000 and $13,889,000 of debt discount amortization which was added to the carrying value of the Senior Subordinated Discount Notes during the years ended December 31, 1993, 1992 and 1991, respectively.

     Subsequent to year end, Essex informed the Corporation that as of December 31, 1993, ESSEX wrote off the remaining balance of its goodwill of $82,287,000 based on ESSEX's projections of future net income. Based on this information, the Corporation determined that, as of December 31, 1993, the ultimate realization of a portion of the Senior Subordinated Discount Notes may be in doubt. Accordingly, the Corporation has classified the Senior Subordinated Discount Notes as an offset to stockholder's equity in the accompanying consolidated balance sheet and statement of changes in stockholder's equity (deficit) as of December 31, 1993, and will reserve in full against the accretion of interest on the Senior Subordinated Discount Notes subsequent to December 31, 1993.

6.   Long-Term Debt:
     Long-term debt at December 31, 1993 and 1992 consisted of
     the following:
                                               1993      1992
                                           (amounts in thousands)
     11.375% Senior Subordinated Notes       $195,300  $195,300
     Bank debt                                  6,500      -
                                             $201,800  $195,300

     Bank debt -

     On December 31, 1991, Metco entered into a credit agreement with a lending institution which provides for a primary letter of credit facility of $15,000,000, a primary revolving facility of $45,000,000 (of which up to $15,000,000 may be used for additional letters of credit) and, effective October 26, 1993, a secondary revolving loan facility of $15,000,000 (collectively the Credit Facility). Borrowings under the revolving facilities are limited to 90% of eligible accounts receivable, 65% of eligible inventory, and the primary letter of credit borrowing base of $15,000,000, as defined. At December 31, 1993, additional borrowings of $45,438,000 were available under the Credit Facility. The Credit Agreement expires and all obligations outstanding thereunder become due and payable on December
     31, 1995. Interest on outstanding borrowings is payable at either the London Interbank Offered Rate (3.25-3.8125% at December 31, 1993) plus 3.0% to 3.75% or the prime rate (6.0% at December 31, 1993) plus 1.75% to 2.50%, depending upon the nature of the borrowing. If Metco's operating cash flow, as defined, does not meet certain minimum ratios for a specified period of time, then interest rates will be increased by 1.0%.

     Borrowings under the Credit Facility are secured by a first security interest on substantially all of the real and personal property of Metco, the capital stock of Metco, and 65% of the capital stock of Metco's sole subsidiary. Additionally, the Corporation has guaranteed the indebtedness of Metco.

     The Credit Facility contains certain restrictive provisions on both Metco and the Corporation. The Metco restrictive provisions include, among others, that Metco may not incur certain additional indebtedness, incur certain contingent liabilities, sell or dispose of certain assets, or make certain investments.

     Metco is also subject to financial covenants including maximum annual capital expenditures ($8,000,000 in 1993 increasing to $8,500,000 by 1995; provided that up to $2,000,000 not expended in any fiscal year may be carried over and expended in the next succeeding fiscal year), consolidated net income before interest, depreciation, amortization and taxes (EBIDAT), as defined, ($38,000,000 in 1993 increasing to $42,000,000 by 1995), EBIDAT as a ratio of interest expense, as defined (5.0 to 1.0 in 1993 and thereafter), and EBIDAT as a ratio of fixed charges, as defined (1.0 to 1.0 in 1993 and thereafter).

     The Corporation's restrictive provisions include, among others, that the Corporation may not incur certain additional indebtedness, incur certain contingent liabilities, or pay dividends or certain other payments to ESSTAR except as set forth in the Credit Facility. In addition, the Corporation is also subject to a financial covenant that the ratio of certain of its income divided by certain of its interest expense, as defined, must not be less than 1.0 to 1.0. At December 31, 1993, Metco and the Corporation were in compliance with the covenants in the Credit Facility.

     This Agreement provides for a 2.0% per annum fee on all outstanding letters of credit and a 0.5% per annum fee on the unused portion of the Credit Facility. The outstanding standby letters-of-credit at December 31, 1993 and 1992 were $22,992,000 and $24,250,000, respectively. In addition, the Corporation had $70,000 and $88,000 in documentary letters-of-credit outstanding at December 31, 1993 and 1992, respectively. In the event that the Corporation terminates the Credit Facility during 1994, the Corporation would pay a termination fee of $750,000.

     11.375% Senior Subordinated Notes -

     The indenture agreement under which the 11.375% Senior Subordinated Notes (the Notes) were issued does not require sinking fund payments. Interest is payable semi-annually and the Notes are due on February 15, 1997. The Notes are redeemable at the option of the Corporation at a redemption price of 103.8% of the principal amount in 1993, declining thereafter to 100% of the principal amount by 1996.

     During the year ended December 31, 1991, the Corporation repurchased in the open market $30,000,000, at a cost of $16,500,000, of principal amount of its 11.375% Senior Subordinated Notes plus all accrued interest through the repurchase date. In addition, ESSEX purchased in the open market an additional $86,600,000 principal amount of the 11.375% Senior Subordinated Notes at a cost of $64,950,000 (Note 5). The gain of $20,182,000, net of related costs and after a provision for income taxes of $12,215,000, is reflected as an extraordinary gain in the accompanying consolidated statement of operations for the year ended December 31, 1991.

     The indenture agreement limits the amount of dividends which the Corporation can pay to ESSTAR to 50% of cumulative net income, as defined, as adjusted for certain equity transactions. As of December 31, 1993, approximately
     $5,030,000 was available for future distribution.

     Maturities under the debt instruments may be accelerated upon the occurrence of certain events as defined in the respective agreements including, but not limited to, failure to make principal and interest payments when due and breach of certain covenants in the agreements.

7.   Commitments and Related Matters:

     Leases -

     The Corporation and its subsidiaries lease property, plant and equipment under a number of leases extending for varying periods of time. Operating lease rental expense amounted to approximately $2,866,000, $2,857,000 and $3,074,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

     Minimum rental commitments as of December 31, 1993, under
     non-cancelable leases with terms of more than one year, are as follows:
               Year Ending                   Amount
               December 31,              (in thousands)

                1994                         $2,541
                1995                          1,826
                1996                          1,045
                1997                            354
                1998                            181
                Thereafter                      207
                                             $6,154
     Environmental liabilities -

     The Corporation has incurred certain environmental obligations incidental to the normal conduct of its business. The estimated costs associated with such known obligations have been recognized in the accompanying consolidated financial statements.

8.   Retirement Benefits:

     Profit sharing plans -

     Metco has a profit sharing plan for substantially all of its employees. Expense for this plan amounted to $8,221,000, $7,381,000 and $5,704,000, for the years ended December 31, 1993, 1992 and 1991, respectively.

     Other postretirement benefits -

     Employees retiring from the Corporation on or after attaining age 55 and meeting certain criteria are entitled to postretirement health care coverage and life insurance benefits. These benefits are subject to certain limitations and the Corporation reserves the right to change or terminate the benefits at any time.

     Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions (SFAS 106). SFAS 106 requires that the cost of postretirement benefits be recognized in the financial statements during the years employees render service. Commencing in 1993, the Corporation accrues an actuarially determined charge for postretirement benefits during the period in which active employees become eligible for such future benefits. The $8,324,000 cumulative effect of adopting this accounting change, net of a tax benefit of $2,911,000, is reflected as a decrease to 1993 net income. Additionally, the effect of this change during the year ended December 31, 1993 was to reduce net income by $776,000.

     The following table reconciles the accrued postretirement benefit liability as reflected on the accompanying consolidated balance sheet as of December 31, 1993 (in thousands):

          Retirees                                     $6,314
          Other fully eligible participants             1,074
          Other active participants                     2,418

          Accrued postretirement benefit liability     $9,806

     Net postretirement benefit expense for 1993 included the following components:

     Service cost                                  $ 152
     Interest cost on accumulated postretirement
        benefit obligation                           732
     Change in actuarial assumptions                (259)

     Net postretirement benefit expense            $ 625

     For measurement purposes, as of December 31, 1993 a 10% annual rate of increase in the per capita cost of covered health care claims was assumed for 1994, with the rate assumed to decrease gradually to 5% for 2004 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $819,000 and the aggregate of the service and interest cost components of net postretirement health care cost for the year then ended by $142,000. The weighted-average discount rate used in determining the accumulated postretirement benefit liability was 8.25% at time of adoption and 7.25% as of December 31, 1993. The $259,000 change in actuarial assumptions results from the decrease in the weighted-average discount rate, as well as a decrease in the Metco rate of increase in the per capita cost of health care claims.

     Prior to 1993, the Corporation recognized postretirement health care benefits on a modified cash basis. Post-retirement health care benefits charged to expense were $404,000 and $326,000 in 1992 and 1991, respectively. Prior year financial statements have not been restated to reflect this new method of accounting.

9.   Income Taxes:

     Under the terms of the tax sharing agreement with ESSTAR, the Corporation provides income taxes as if it files its own consolidated return.

     Effective January 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax bases of assets and liabilities given the provisions of enacted tax laws. Prior to the implementation of SFAS 109, the Corporation accounted for income taxes using Accounting Principles Board Opinion No. 11. The cumulative effect of adopting this accounting change as of January 1, 1993, was to reduce net income by $5,544,000. Prior year financial statements have not been restated to reflect this new method.

     The provisions for income taxes for the years ended December
     31, 1993, 1992 and 1991 were as follows (in thousands):

                                     1993     1992      1991
     Current:
          Federal                  $ 7,736   $4,971    $3,579
          State and local            2,720    1,963     1,380
                                    10,456    6,934     4,959
     Deferred:
          Federal                      234      -         -
          State and local              (41)     -         -
                                       193      -         -

             Total provision       $10,649   $6,934    $4,959

     The tax effect of the primary temporary differences giving rise to the Corporation's consolidated deferred tax assets and liabilities at December 31, 1993 are as follows (in
     thousands):
                                   Current Asset    Long-Term Asset
                                    (Liability)       (Liability)

     Inventory related               $(6,667)          $   -
     Post-retirement benefits           -                 4,104
     Depreciation and amortization      -               (15,472)
     State net operating losses         -                 1,150
     Federal net operating losses       -                 1,050
     Other, net                        3,499              1,319
                                      (3,168)            (7,849)

     Valuation allowance                (299)            (2,002)

     Total deferred income taxes     $(3,467)           $(9,851)

     Gross deferred tax assets of $12,708,000, net of a valuation allowance of $2,301,000 and gross deferred tax liabilities of $23,725,000 are included in the deferred tax balances as of December 31, 1993.

     The difference between the Corporation's Federal effective tax rate for continuing operations and the statutory tax rate for the years ended December 31, 1993, 1992 and 1991 arises from the following:
                                        1993      1992       1991

     Federal statutory rate             35.0%     34.0%      34.0%
     Increase (decrease) resulting
     from:
       Goodwill amortization not
        deductible                       4.9       6.1       14.2
       State income taxes               (4.5)     (4.1)      (7.4)
       Non-deductible depreciation        -        2.1        5.3
       Reduction of prior year tax
          liability                       -       (2.7)        -
       Deductible reserves                -       (4.5)        -
       Statutory rate change             1.9        -          -
       Other, net                         .9        -        10.6

       Effective Federal tax rate       38.2%     30.9%      56.7%

     As a result of differences in the recognition of expenses for tax and financial statement purposes, the 1992 and 1991 provisions for Federal income taxes are more (less) than the amount currently payable due to the following (in thousands):

                                          1992          1991

     Accelerated depreciation           $ (714)        $(539)
     Employee benefit reserves             (86)         (114)
     Insurance reserves                   (275)          (42)
     Disposition of assets               1,768            -
     Other                                 350           285
                                        $1,043         $(410)

     At December 31, 1993, the Corporation had approximately $3,000,000 of Federal net operating loss carryforwards which can be used, subject to certain limitations, to offset future Federal taxable income, if any. The carryforwards expire beginning in the year 2007. As of December 31, 1993, the Corporation had approximately $10,000,000 of state net operating loss carryforwards which can be used, subject to certain limitations, to offset future state taxable income,if any. These carryforwards expire beginning in the year 1997.

     For the year ended December 31, 1993, additional depreciation and amortization expense of $614,000 was recognized as a result of the adoption of SFAS 109.

     At December 31, 1993, the Corporation had a $1,140,000 payable to its Parent, which is net against receivable from ESSTAR in the accompanying consolidated balance sheet related to Federal income taxes.

10.  Litigation:

     The Corporation is involved in various matters of litigation incidental to the normal conduct of its business. In management's opinion, the disposition of that litigation will not have a material adverse impact on the Corporation's financial condition or results of operations.

11.  Related Party Transactions:

     In connection with the Combination, ESSTAR and its subsidiaries incurred certain advisory, legal and financing fees. As a result, the Corporation paid $1,572,000 in such fees, of which $975,000 were paid to an affiliate of a primary stockholder of ESSTAR. Of these fees, $382,000 and $492,000 are included in goodwill and other intangible assets in the accompanying consolidated balance sheets as of December 31, 1993 and 1992, respectively, and are being amortized over eight years, concurrent with the length of the respective debt.

     During the year ended December 31, 1993, the Corporation paid a dividend to its parent in the amount of $7,500,000. There were no dividends declared or paid in 1992 or 1991.
     The Corporation, ESSEX and ESSTAR share facilities and personnel related to corporate administrative activities. Charges of $3,960,000, $3,960,000, and $5,210,000 for these costs have been allocated to the Corporation for the years ended December 31, 1993, 1992 and 1991, respectively, and are based on time and expenses incurred by ESSTAR.

     Certain members of management of the Corporation participate in ESSTAR's stock option plans.

     Receivable from ESSTAR represents advances by the Corporation to ESSTAR. The advances bear interest at 10% of the average outstanding monthly balance.

12.  Disclosures about Fair Value of Financial Instruments:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents, accounts receivable and payable, and accrued current obligations -

     For these short-term account balances, the carrying amount is a reasonable estimate of fair value.

     11.375% Senior Subordinated Notes -

     The fair value of the Notes is estimated to be $200,000,000, based on the most recent traded price known at December 31, 1993.

     Bank loans -

     The carrying value is a reasonable estimate of fair value as the debt is frequently repriced based on prime and London Interbank Offered rates, and there has been no significant change in credit risks since the financing was obtained in 1991.

13.  Industry Segment Data:

     The Corporation's products are all included in one segment, the power tool segment. The Corporation's principal plants and other facilities are located in the United States, with a small installation located in Canada.