Form 10-Q
period 1994-03-31
AMSTAR CORP /DE/
filed 1994-05-13
CIK 807711

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                 F O R M 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1994

                                      or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 33-10740



                              AMSTAR CORPORATION
            (Exact name of registrant as specified in its charter)


               Delaware                              13-3382652
       (State of incorporation)    (I.R.S. Employer Identification No.)

                          Long Wharf Maritime Center
                        555 Long Wharf Drive, Suite 12
                            New Haven, CT   06511
                   (Address of principal executive offices)

                                (203) 777-2274
                       (Registrant's telephone number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X                No

As of May 9, 1994 a total of 1,000 shares of common stock of the Company was outstanding. All of the common stock is owned by ESSTAR Incorporated.

PART 1. FINANCIAL INFORMATION




                  AMSTAR CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (thousands of dollars)




                                           QUARTER ENDED MARCH 31,
                                             1994           1993



Net sales                                   $78,759        $66,846
Costs of products sold                       54,335         47,752

Gross profit                                 24,424         19,094

    Selling, general and admin-
      istrative expenses                     14,834         13,055
    Amortization of goodwill
      and other intangibles                   1,033          1,033

Operating income                              8,557          5,006

    Interest income                              12          3,536
    Interest expense                         (5,937)        (5,864)
    Other expense, net                         (191)          (102)

Income before provision for income
    taxes and cumulative effects of
    changes in accounting principles          2,441          2,576

Provision for income taxes:
    Federal                                     878            977
    State                                       664            380
                                              1,542          1,357

Income before cumulative effects
    of changes in accounting principles         899          1,219

Cumulative effects of changes in
    accounting principles                      -           (10,957)

Net income (loss)                           $   899        $(9,378)


                         See accompanying notes

                    AMSTAR CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         (thousands of dollars)


                                        March 31,   December 31,
                                          1994          1993
ASSETS

Current Assets:
    Cash and cash equivalents           $     63     $  2,554
    Accounts receivable                   54,326       54,943
    Receivable from ESSTAR Incorporated    2,717          946
    Inventories                           44,035       38,671
    Other                                  1,119          861
    Total current assets                 102,260       97,975

Property, plant and equipment, net        65,297       64,095

Goodwill and other intangibles, net       98,635       99,787

Other assets                                 929        1,024

Total Assets                            $267,121     $262,881

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable                    $ 17,803      $15,895
    Accrued interest                       2,777        8,331
    Accrued payroll and employee
      benefit costs                        5,698       11,223
    Accrued income taxes                     636        1,179
    Deferred income taxes                  3,960        3,467
    Other accrued expenses                 8,730        9,365
       Total current liabilities          39,604       49,460

Long-term debt                           216,173      201,800
Deferred income taxes                      8,419        9,851
Accrued postretirement benefit costs      10,620        9,638
Other noncurrent liabilities              12,279       13,005

Stockholder's Equity (Deficit):
    Common stock $.01 par value,
      1000 shares authorized,
      issued and outstanding                --           --
    Additional paid-in capital            64,814       64,814
    Retained earnings                     22,971       22,072
    Notes and accrued interest
      receivable from related party     (107,759)    (107,759)
Total stockholder's equity (deficit)     (19,974)     (20,873)

Total Liabilities and Stockholder's
    Equity (Deficit)                    $267,121     $262,881

                       See accompanying notes

               AMSTAR CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (thousands of dollars)




                                        Quarter Ended March 31,
                                          1994         1993
Cash flows from operating activities:
Net income                                  $    899     $ (9,738)
Adjustments to reconcile net income
    to net cash used for operations:
      Cumulative effects of changes
        in accounting principles                --         10,957
       Depreciation                            1,882        1,540
       Deferred income taxes                    (903)         159
       Amortization of goodwill and
          other intangibles                    1,033        1,033
       Accretion of non-cash interest           --         (3,353)
                                               2,911          598
Change in operating assets and liabilities,
  net of accounting changes:
       Receivables                            (1,154)         (36)
       Inventories                            (5,364)      (1,621)
       Other current assets                     (258)         (80)
       Other assets                              214           11
       Accounts payable                        1,908       (5,109)
       Accrued income taxes                     (543)      (9,060)
       Other current liabilities             (11,221)      (5,797)
       Other noncurrent liabilities             (273)       9,748
Net cash used for operations                 (13,780)     (11,346)

Cash flows from investing activities:
Purchases of property, plant and
    equipment, net                            (3,084)       (898)
Net cash used for investing activities        (3,084)       (898)

Cash flows from financing activities:
Increase in revolving credit
    agreement borrowings                      14,373        5,824
Net cash provided by financing
    activities                                14,373        5,824

Decrease in cash and cash equivalents         (2,491)      (6,420)

Cash and cash equivalents, beginning
    of period                                  2,554        6,483
Cash and cash equivalents, end of period    $     63      $    63



                        See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The condensed consolidated financial statements included herein have been prepared by Amstar Corporation ("Amstar" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The information reported reflects all adjustments (consisting only of normal recurring accruals and the cumulative effects of the changes in accounting principles discussed in Note 4) which are, in the opinion of management, necessary to a fair statement of the results for the periods reported. The results of operations for the quarter ended
March 31, 1994, are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

2. On June 30, 1989, the holders of all then outstanding shares of common stock of Amstar exchanged (the "Amstar Exchange") such shares for shares of common stock of ESSTAR Holdings Inc., a Delaware corporation, now known as ESSTAR Incorporated ("Esstar"). Simultaneously with the Amstar Exchange, the holders of all then outstanding shares of common stock of EI Holdings Corp., a Delaware corporation ("EI Holdings"), exchanged such shares for shares of Esstar common stock (together with the Amstar Exchange, the "Combination"). As a result of the Combination, Amstar and EI Holdings each became direct, wholly owned subsidiaries of Esstar. The Company holds an investment in certain securities of ESSEX Holdings, Inc. ("Essex") formerly known as ESSEX Industries Inc., a subsidiary of EI Holdings. (See "Long-Term Investments" on page 9.)

3.  Operations include Milwaukee Electric Tool Corporation
("METCO"), which produces and sells heavy-duty portable electric power tools and accessories.

4. Effective January 1, 1993, Amstar adopted the provisions of Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" ("SFAS 109"), and the provisions of Statement of Financial Accounting Standards 106, "Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). The adoption of these accounting changes resulted in a one-time cumulative charge to income aggregating $11.0 million. (See Note 6.)

         SFAS 109 requires the liability method of accounting for income taxes rather than the deferred method previously used. The cumulative effect of adopting this accounting change as of January 1, 1993, was to reduce net income by $5.6 million.

         SFAS 106 requires the accrual method of accounting for postretirement benefits other than pensions. Prior to 1993, these expenses were recognized on a modified cash basis. The cumulative effect of adopting this accounting change as of January 1, 1993, was to reduce net income by $5.4 million.

5. Inventories, which are stated at the lower of cost, under the last-in, first-out (LIFO) method, or market, consisted of the following (thousands of dollars):

                                     March 31,   December 31,
                                       1994          1993

    Raw materials and parts          $21,387       $14,859
    In-process                         1,219         1,167
    Finished products                 21,429        22,645
                                     $44,035       $38,671


6. As discussed in Note 4, the Company adopted FAS 109 effective January 1, 1993. Accordingly, deferred income taxes reflect the tax consequences on future years of differences between the tax and financial reporting bases of assets and liabilities. Prior to 1993, provisions were made for deferred income taxes where differences existed between the time transactions affected taxable income and the time that these transactions entered into the determination of income for financial statement purposes.

Under the terms of a tax sharing arrangement with Esstar, Amstar provides for income taxes as if it files its own consolidated return. The provision for income taxes for the quarters ended March 31, 1994 and 1993 were as follows (thousands of dollars):

                                Quarter Ended March 31,
                                   1994           1993
         Current:
                 Federal          $1,801        $  818
                 State               644           380
                                   2,445         1,198
         Deferred:
                 Federal            (923)          159
                 State                20           --
                                    (903)          159

         Total Provision          $1,542        $1,357

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                           Results of Operations



Quarter Ended March 31, 1994 and 1993

Sales

         Net sales were $78.8 million during the quarter ended March 31, 1994, an increase of $11.9 million, or 17.8%, from the prior year period. The increase is due to a 9.9% increase in unit sales of tools and accessories and a 7.2% increase in the average tool unit and accessory selling price.

Income from Operations

         Operating income was $8.6 million during the quarter ended March 31, 1994, compared with $5.0 million during the quarter ended March 31, 1993. The greater operating income was the result of higher gross profit on increased sales, partially offset by increased selling, general, and administrative expenses during the current quarter.

         During the quarter ended March 31, 1994, gross profit increased by $5.3 million, primarily due to higher sales volume. Additionally, gross margin increased to 31.0% of net sales, from 28.6% during the quarter ended March 31, 1993. The improved gross margin is due mainly to higher production levels during the current quarter. Higher production levels resulted in the spreading of fixed overhead costs over a larger number of units, thus reducing the per unit cost of products sold, and increasing gross margin during the current quarter.

         Selling, general and administrative expenses, including corporate expenses, increased $1.8 million during the quarter ended March 31, 1994, in comparison to the prior year period. These expenses increased primarily as a result of greater costs incurred relating to selling and marketing programs. However, this represents a decrease of 0.7%, as a percentage of sales.

Other Items

         Interest expense, which primarily reflects interest on the 11.375% Senior Subordinated Notes (the "Notes"), increased by $0.1 million during the current period as a result of greater average outstanding balances on the Company's revolving credit facility.

         Interest income, primarily representing interest from loans and advances to related parties, decreased by $3.5 million during the current quarter as compared to the prior year period.
Subsequent to December 31, 1993, Essex informed the Company that as of December 31, 1993, Essex wrote off the remaining balance of its goodwill of $82.3 million. (See "Goodwill Write-off" on page 20.) Based on this information, the Company determined that, as of December 31, 1993, the ultimate realization of a portion of the Senior Subordinated Discount Notes (the "Discount Notes") may be in doubt. Accordingly, the Company has classified the Discount Notes as an offset to stockholder's equity in the consolidated balance sheet as of December 31, 1993, and has reserved in full against the accretion of interest on the Discount Notes subsequent to December 31, 1993. The accretion on the Discount Notes during the current quarter was $3.9 million. (See "Long-Term Investments" on page 9.)

                        Financial Condition



Working Capital

    The working capital of the Company was $62.7 million on March
31, 1994, compared with $48.5 million on December 31, 1993. All working capital changes are normal period-to-period variations.

Long-Term Investments

    On June 30, 1989, in connection with the Combination, the Company made the Intercompany Loan to Essex (the "Intercompany Loan"). The Intercompany Loan was evidenced by $152.7 million aggregate principal amount of Senior Subordinated Discount Notes due 1997 (the "Discount Notes") and $100.0 million aggregate principal amount of 14% Subordinated Debentures due 1997 (the "Debentures"). Interest on the Debentures was payable semi-annually, on August 1 and February 1 of each year. Essex paid the Company $1.2 million, due on August 1, 1989, and $7.0 million due on each of February 1, 1990, August 1, 1990, February 1, 1991 and August 1, 1991, of interest in cash on the Debentures, as required under the terms thereof. On December 31, 1991, the Discount Note Indenture was amended to provide that, among other things, at the option of Essex, the date from and after which cash interest must be paid on the Discount Notes may be extended to the maturity of the Discount Notes, February 1, 1997. Pursuant to a Debt Exchange Agreement dated as of December 31, 1991, between Amstar and Essex, Amstar exchanged $100.0 million aggregate principal amount of the Debentures, plus the right to accrued interest thereon, and $25.0 million accreted value of the Discount Notes, for $86.6 million of the Notes (the "Debt Swap"). As of December 31, 1993, the Company held approximately $107.8 million accreted value of Discount Notes. As of the same date, Essex informed the Company that Essex was in compliance with the terms and conditions of the Discount Note indenture. Subsequent to December 31, 1993, Essex informed the Company that as of December 31, 1993, Essex wrote off the remaining balance if its goodwill of $82.3 million. (See "Goodwill Write-off" on page 20.) Based on this information, the Company determined that, as of December 31, 1993, the ultimate realization of a portion of the Discount Notes may be in doubt. Accordingly, the Company has classified the Discount Notes as an offset to stockholder's equity in the consolidated balance sheet as of December 31, 1993, and has reserved in full against the accretion of interest on the Discount Notes subsequent to December 31, 1993. The accretion of the Discount Notes during the current quarter was $3.9 million.

    Effective at the close of business on December 31, 1989, the Company sold substantially all of the assets of Aiken Advanced Systems, Inc., a wholly-owned subsidiary in the Amstar Electronics Group, for a purchase price of approximately $7.2 million, which approximated the book value of those assets, and the assumption of specified liabilities. Of the $7.2 million, $.25 million was in cash with the remainder payable under a promissory note bearing interest at 16.0% per annum and payable in four semi-annual installments beginning July 2, 1990. Approximately $2.6 million in cash was received by the Company during the year ended December 31, 1990, in partial payment of the principal of the promissory note. As of December 31, 1990, the obligor was not in compliance with certain terms and conditions of the promissory note. As a result of discussions the Company had with the purchaser to resolve a dispute regarding the original purchase price, the promissory note was amended to reduce the remaining principal balance of the indebtedness to $1.6 million, as of January 1, 1991, to provide that it would mature on December 31, 1992, and that it would bear interest at 12% per annum in 1991 and at 16% per annum in 1992. As of May 9, 1994, the obligor was not in compliance with certain terms and conditions of the promissory note and it had not paid the quarterly interest installments due on June 30, September 30, and December 31, 1992. The Company fully reserved for the value of this note during the year ended December 31, 1990.

Leverage, Credit Availability and Liquidity

    Subsequent to December 31, 1993, Essex informed the Company that Essex wrote off the remaining balance of its goodwill (See "Goodwill Write-off" on page 20.) Accordingly, as of December 31, 1993, the Company classified the Discount Notes as an offset to stockholder's equity in the consolidated financial statements, resulting in a reduction in net equity of $107.8 million as of December 31, 1993. Exclusive of this reduction, the total debt to equity ratio was 2.5 to 1.0 on March 31, 1994, as compared to 2.3 to 1.0 on December 31, 1993.

    As of March 31, 1994, the Company's debt included $195.3 million principal amount of the Notes (excluding $3.5 million principal amount of Notes beneficially owned by the Company that are held pursuant to an escrow agreement to secure certain obligations of the Company).

    On December 31, 1991, METCO entered into a credit agreement (the "Credit Agreement") with Heller Financial, Inc., which replaced the revolving credit agreement with The Bank of New York. The Credit Agreement provides for a primary revolving loan facility of $45.0 million (up to $15.0 million of which may be used for letters of credit); and, a secondary revolving loan facility of $10.0 million effective January 15, 1993, which was amended and increased to $15.0 million effective October 26, 1993 (collectively the "Credit Facility"). In addition, the Credit Agreement provides for a primary letter of credit facility of $15.0 million.

Borrowings under the primary revolving facility are limited to 90% of eligible accounts receivable of METCO, as defined, 65% of eligible inventory, as defined, and the primary letter of credit borrowing base of $15.0 million, as defined. Borrowings under the Credit Facility bear interest at either the London Interbank Offered Rate (LIBOR), plus 3.0% to 3.75%, or the prime rate plus 1.75% to 2.5%, with borrowings under the secondary revolving loan facility bearing the higher interest rates. There is a 2.0% per annum fee on all outstanding letters of credit and a 0.5% per annum fee on the unused portion of the Credit Facility. In addition, if METCO's operating cash flow, as defined, does not meet certain minimum ratios for a specified period of time, these interest rates will increase by 1.0% on the Credit Facility borrowings and by 0.5% on the outstanding letters of credit. As of April 30, 1994, METCO's operating cash flow met those ratios. The loans made and letters of credit issued pursuant to the Credit Agreement are secured by substantially all the real and personal property of METCO, the capital stock of METCO and 65% of the capital stock of METCO's sole subsidiary. Additionally, the Company has guaranteed the indebtedness of METCO under the Credit Agreement. On March 31, 1994, there was $30.4 million outstanding under the primary revolving facility, including $9.5 million of letters of credit, and there was $15.0 million of letters of credit outstanding under the primary letter of credit facility. As of the same date, there was $29.6 million of available credit remaining under the terms of the Credit Agreement.

    As of May 9, 1994, there was $27.8 million outstanding under the primary revolving facility, including $9.6 million of letters of credit, and there was $15.0 million of letters of credit outstanding under the primary letter of credit facility. There was $32.2 million of availability remaining under the terms of the primary revolving facility as of the same date.

    The indenture for the Notes and the Credit Agreement contain various covenants that restrict the business activities of the Company. As of April 30, 1994, Amstar was in compliance with the covenants in those agreements. The Company anticipates that the Company and its subsidiaries will remain in compliance with all such covenants during the next twelve months.

    Management believes that funds generated by the operations of the Company combined with its credit availability are adequate to meet its working capital, capital expenditure, and other funding requirements.

    Debt and preferred stock agreements of Esstar require that the Company apply the proceeds of certain asset sales to reduce the Company's indebtedness. These agreements may require Amstar to repurchase a portion of the outstanding Notes as well as repaying other borrowings which may be outstanding.

    The Company is in the process of reviewing various alternatives to its present capital structure, including the potential refinancing of indebtedness outstanding under the Notes. The Company has received, and is reviewing a preliminary proposal from Merrill Lynch & Co. in connection with such a potential refinancing. Such a refinancing, if pursued, would be subject to a number of factors, including market conditions, economic conditions and the Company's operating performance. While the Company has experienced positive trends in its fiscal 1993 operating results and in its first quarter 1994 operating results, there can be no assurance as to the Company's operating performance during the remainder of 1994 or as to the other conditions necessary to consummate a refinancing. Therefore, there can be no assurance that a refinancing or other transaction, if pursued, would occur. Esstar has advised the Company that it is reviewing potential alternatives with respect to its consolidated financial and corporate structure.

Dividends

    As of May 9, 1994, Amstar had not declared a current year dividend on its issued and outstanding shares of capital stock, all of which are owned by Esstar.

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

                        ESSEX HOLDINGS, INC.

General

    In connection with the Combination, the Company made the Intercompany Loan to Essex which was evidenced by $252.7 million aggregate principal amount of securities, which consisted of the Discount Notes and the Debentures. As a result of the Debt Swap at December 31, 1991, the Debentures, together with accrued interest thereon as of that date, and $25.0 million accreted value of the Discount Notes, have been redeemed and are no longer outstanding as indebtedness of Essex due to Amstar. (See "Long-Term Investments" on page 9.)

    Essex, through its wholly owned subsidiaries, is engaged in the manufacture and distribution of architectural hardware and related products primarily for the non-residential building market. The subsidiaries and their businesses include the manufacture and distribution of locks, locksets, door closers and exit devices by Sargent Manufacturing Company and Sargent of Canada, Ltd., a Canadian corporation; metal doors and frames by Curries Company ("Curries"); wood doors by Graham Manufacturing Company; and hinges and stainless steel washroom accessories by McKinney Products Company ("McKinney"). On November 7, 1991, Essex formed a new subsidiary which, on January 23, 1992, changed its name from ESSEX Holdings, Inc. to ESSEX Industries, Inc. (and, on January 23, 1992, Essex changed its name from ESSEX Industries, Inc. to ESSEX Holdings, Inc.). This subsidiary conducts sales and marketing activities for the domestic operating subsidiaries of Essex.

    On May 22, 1990, a federal grand jury in St. Louis indicted McKinney, and three unrelated corporations, for allegedly violating the antitrust laws. McKinney entered a plea of nolo contendere and the court accepted the plea. Five present or former executives of three of the indicted corporations, including Robert A. Haversat, President and Chief Executive Officer of the Company and of Essex, and formerly President of McKinney, and David B. Gibson, President of McKinney, also were indicted. Messrs. Haversat and Gibson entered pleas of nolo contendere and the court accepted such pleas. On March 31, 1993, in the United States District Court in St. Louis, Missouri, McKinney was fined $2.0 million, payable over a five year period. Essex recorded the impact of this fine during the quarter ended March 31, 1993. On March 31, 1993, and April 1, 1993, respectively, Mr. Gibson and Mr. Haversat were also fined in the United States District Court in St. Louis, each in the amount of $250,000. The United States Department of Justice filed notices of appeal with respect to the fines imposed on McKinney and Messrs. Gibson and Haversat. McKinney and the individual defendants filed responsive notices of appeal to preserve its and their rights should the government proceed with an appeal.

Subsequently, the United States and McKinney entered into a stipulation to terminate the appeals, thereby bringing to a conclusion the criminal action against McKinney. With respect to Messrs. Haversat and Gibson, the United States Court of Appeals has found that the District Court judge failed to properly apply the sentencing guidelines and has remanded both of their cases to the District Court for resentencing.

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

    The ESSEX Holdings, Inc. Condensed Consolidated Statements of Operations, Balance Sheets, Statements of Cash Flows and the Management's Discussion and Analysis of Results of Operations and Financial Condition set forth herein as of and for the quarter ended March 31, 1994, have been furnished to the Company by the management of Essex and are included herein to provide investors in the Company with information about Essex. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the management of Essex believes that the disclosures are adequate to make the information presented not misleading. The information reported reflects all adjustments (consisting only of normal recurring accruals and the cumulative effect of the changes in accounting principals discussed in the Notes to Condensed Consolidated Financial Statements) which are, in the opinion of Essex management, necessary to a fair statement of the results for the periods presented. The results of operations for the quarter ended March 31, 1994, are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Amstar's latest annual report on Form 10-K.

                         ESSEX HOLDINGS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (thousands of dollars)





                                          QUARTER ENDED MARCH 31,
                                            1994           1993



Net sales                                 $54,161        $46,802
Costs of products sold                     40,245         44,180

Gross profit                               13,916          2,622

    Selling, general and admin-
      istrative expenses                    9,551          7,605
    Other expense, net                        920          3,336

Income (loss) from operations               3,445         (8,319)

    Interest expense                        5,941          5,878

Loss before benefit from income
    taxes and cumulative effects of
    changes in accounting principles       (2,496)       (14,197)

Benefit from income taxes                  (1,653)          (797)

Loss before cumulative effects of
    changes in accounting principles         (843)       (13,400)

Cumulative effects of changes in
    accounting principles                    --            4,104

Net loss                                  $  (843)       $(9,296)


Depreciation and amortization
    included above:
     Cost of products sold                $   811        $ 9,325
     Other expense, net                   $   537        $ 1,314







                          See accompanying notes

                           ESSEX HOLDINGS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (thousands of dollars)


                                       MARCH 31,    DECEMBER 31,
                                         1994           1993
ASSETS

Current Assets:
   Cash and cash equivalents            $ 1,820       $  1,419
   Accounts receivable                   30,626         26,058
   Inventories                           36,529         36,116
   Other                                  1,602          2,002
    Total current assets                 70,577         65,595

Property, plant and equipment, net       57,338         56,240

Other intangibles, net                    6,273          6,555
Other assets                              2,580          3,442

Total Assets                           $136,768       $131,832

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
   Current maturities of long-term
        debt                           $ 16,294       $ 21,295
   Accounts payable                      19,834         15,781
   Payable to ESSTAR Incorporated         5,423          4,163
   Accrued payroll and employee
        benefit costs                     4,143          4,166
   Other current liabilities              7,347          7,750
    Total current liabilities            53,041         53,155

Long-term debt, less current
    maturities                           97,300         97,849
Notes and accrued interest payable
  to related party                      111,614        107,759
Accrued employee benefit costs           29,611         29,524

Stockholder's Equity (Deficit):
    Common stock $.01 par value, 1,000
    shares authorized, issued and
     outstanding                           --             --
    Additional paid-in capital          163,278        160,778
    Retained earnings (deficit)        (313,748)      (312,905)
    Excess of pension liability over
     unrecognized prior service cost     (4,328)        (4,328)
 Total stockholder's equity(deficit)   (154,798)      (156,455)

Total Liabilities and Stockholder's
   Equity (Deficit)                    $136,768       $131,832


                          See accompanying notes

                      ESSEX HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (thousands of dollars)




                                         QUARTER ENDED MARCH 31,
                                           1994           1993

Cash flows from operating activities:
Net loss                                   $(843)      $(9,296)
Adjustments to reconcile net loss
 to net cash provided by operations:
   Cumulative effects of changes in
        accounting principles                 --        (4,104)
   Depreciation                              811         1,906
   Amortization of goodwill and
      other intangibles                      537         8,733
   Accretion of non-cash interest          3,855         3,353
                                           4,360           592

Change in operating assets and liabilities,
  net of accounting change:
   Accounts receivable                    (4,568)         (413)
   Inventories                              (413)         (282)
   Other current assets                      400        (1,580)
   Other assets                              607           (13)
   Accounts payable and accrued
       expenses                            4,887         1,654
   Other noncurrent liabilities               87         2,911
Net cash provided by operations            5,360         2,869

Cash flows from investing activities:
Purchases of property, plant and
   equipment, net                         (1,909)         (650)
Net cash used for investing
     activities                           (1,909)         (650)

Cash flows from financing activities:
Contribution of capital                    2,500          --
Net decrease in long-term debt            (5,550)       (2,306)
Net cash used for financing
    activities                            (3,050)       (2,306)

Increase (decrease) in cash and
    cash equivalents                         401           (87)

Cash and cash equivalents, beginning
   of period                               1,419         1,504
Cash and cash equivalents, end
    of period                             $1,820        $1,417



                        See accompanying notes
                                -17-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Effective January 1, 1993, Essex adopted Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" ("SFAS 109") and Statement of Financial Accounting Standards 106, "Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). The adoption of these accounting changes resulted in a one-time cumulative credit to income aggregating $4.1 million. (See Note 2.)

         SFAS 109 requires an asset and liability approach of accounting for income taxes rather than the deferred method previously used. The cumulative effect of adopting this accounting change as of January 1, 1993, was to increase net income by $5.7 million. The effect of this change on the Balance Sheet was to increase the carrying value of accounts receivable; property, plant and equipment; and goodwill and other intangibles, net, by $0.5 million, $2.9 million, and $4.1 million, respectively.

         SFAS 106 requires the accrual method of accounting for postretirement benefits other than pensions. In prior years, the expense was recognized on a modified cash basis. The cumulative effect of adopting this accounting change as of January 1, 1993, was to reduce net income by $1.6 million.

2.  As discussed in Note 1, Essex adopted SFAS 109 effective
January 1, 1993. Accordingly, the March 31, 1994 and 1993 deferred income taxes reflect the tax consequences on future years of differences between the tax and financial reporting bases of assets and liabilities. Since Essex has recorded a valuation allowance against its net deferred tax assets, Essex has no deferred tax assets or liabilities on its Consolidated Balance Sheet. Prior to 1993, provisions were made for deferred income taxes where differences existed between the time that transactions affected taxable income and the time that these transactions entered into the determination of income for financial statement purposes.

         Under the terms of the tax sharing agreement with Esstar, Essex accounts for income taxes as if it filed its own consolidated return. Should Essex incur a loss, Esstar may contribute to Essex the tax benefit of the loss. The benefit from income taxes for the quarters ended March 31, 1994 and 1993 were as follows (thousands of dollars):


                               Quarter Ended March 31,
                                1994         1993
         Current:
                 Federal          $(1,653)  $(797)
                 State               --        -
                                  $(1,653)  $(797)

                 MANAGEMENT'S DISCUSSION AND AN  ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                            Results of Operations

Quarter Ended March 31, 1994 and 1993

Sales

         Consolidated Essex net sales for the quarter ended March 31, 1994 were $54.2 million, an increase of $7.4 million, or 15.7%, from the prior year period. The increase during the 1994 period resulted from increased unit sales and, to a lesser extent, higher average selling prices of certain Essex products during the quarter ended March 31, 1994.

Income from Operations

         Essex had income from operations of $3.4 million during the quarter ended March 31, 1994, as compared to a loss from operations of $8.3 million during the 1993 period. The improvement in operations during the current period is the result of several factors. An increase during the current quarter in gross profit of $11.3 million and a reduction in other expense, net, of $2.4 million were partially offset by an increase in selling, general and administrative expenses of $1.9 million during the current quarter.

         During 1993, certain intangible assets became fully amortized. As a result, depreciation and amortization included in cost of sales declined by $8.5 million, resulting in an increase in the gross profit. Additionally, gross margin, excluding depreciation and amortization expense, improved to 27.2% during the quarter ended March 31, 1994, as compared with 25.5% a year earlier. The improved gross margin is due mainly to higher production levels during the current quarter. Higher production levels resulted in the spreading of fixed overhead costs over a larger number of units, thus reducing the per unit cost of products sold, and increasing gross margin during the current quarter.

         As a percentage of sales, selling, general and admin-istrative expenses increased by 1.4% to 17.6% during the quarter ended March 31, 1994, as compared to the prior year period. The increase is due primarily to the introduction and continuing expansion of sales and marketing programs.

         Other expense, net, decreased by $2.4 million during the current quarter in comparison with the prior year period. During the 1993 period, Essex recorded a $2.0 million charge related to the antitrust suit. (See "ESSEX Holdings, Inc. - General" on page 13.) Additionally, Essex wrote off the remaining balance of its goodwill as of December 31, 1993. This resulted in a reduction in amortization of $0.5 million during the current quarter as compared to the prior year quarter. (See "Goodwill Write-off" on page 20.)

Goodwill Write-off

         Since the Combination in 1989, Essex has not achieved its sales or earnings projections established at that time due primarily to the general economic recession and its impact on certain markets served by Essex related to the nonresidential segment of the construction industry, combined with significantly increased competitive pressures. During December 1993, when Essex prepared its operating plans for 1994, it determined that it most likely would not be in compliance with certain financial ratio covenants during 1994 under the Essex Credit Agreement. Additionally, during this period, there was consolidation of certain Essex competitors, which led Essex to believe that there might be additional pressure on profit margins in the future. These events caused Essex to reevaluate its longer term operating projections and its ability to recover the remaining balance of goodwill recorded on the Essex balance sheet. The methodology used by Essex to assess the recoverability of its goodwill involved the projection of its net income over the remaining 35 year amortization period of the goodwill. This projection indicated that Essex would incur a net loss of approximately $8.0 million during the remaining 35 year amortization period, including a net loss of over $100.0 million during the first 15 years, without regard to goodwill amortization. Accordingly, Essex wrote off the remaining balance of its goodwill of $82.3 million, as of December 31, 1993.

Other Items

         Interest expense during the quarter ended March 31, 1994, of $5.9 million included $3.9 million of interest representing an increase of that amount in the accreted value of Discount Notes. Essex will continue to record interest expense under the terms of the Discount Notes through maturity. (See "Long-Term Investments" on page 9.)

Leverage, Credit Availability and Liquidity

         At March 31, 1994, Essex had $225.2 million of debt outstanding, of which $16.3 million was current. The debt consisted of $105.6 million of senior borrowings under the Essex Credit Agreement with Bankers Trust Company (the "Essex Credit Agreement"), $111.6 million accreted value of the Discount Notes held by Amstar, and $8.0 million of the other nonacquisition related debt.

         The Essex Credit Agreement contains various covenants that restrict the business activities of Essex. On March 31 and June 30, 1991, Essex was not in compliance with certain of the covenants under the Essex Credit Agreement, which compliance was waived pursuant to the Essex Credit Agreement. In July 1991, the Essex Credit Agreement was amended to modify covenants related to quarterly measurements of minimum cash flows and leverage and interest coverage ratios through and including the quarter ended September 30, 1991. On December 31, 1991, the Essex Credit Agreement was again amended to, among other things, modify certain covenants related to quarterly and annual measurements of minimum cash flows and leverage and interest coverage ratios through the maturity of the Essex Credit Agreement. In addition, the December 31, 1991, amendment modified the principal amortization required under the Essex Credit Agreement to be $7.5 million in 1991; $10.0 million in 1992; $20.0 million in 1993; $21.0 million in 1994; $57.7 million upon the expiration of the term loan and long-term loan portions of the Essex Credit Agreement in 1995 and repayment of all borrowings outstanding upon the expiration of the revolving loan portion of the Essex Credit Agreement in 1996. On December 29, 1992, the Essex Credit Agreement was again amended to, among other things, modify certain covenants related to quarterly and annual measurements of minimum cash flows, and ratios related to working capital, leverage and interest coverage, through December 31, 1993. On March 28, 1994, the Essex Credit Agreement was again amended to, among other things, modify certain covenants related to quarterly and annual measurements of minimum cash flows and interest coverage, through December 31, 1994. As of March 31, 1994, Essex was in compliance with the material covenants under the Essex Credit Agreement. Essex anticipates that Essex and its subsidiaries will remain in compliance with all such amended covenants through December 31, 1994; however, amendment of certain covenants under the Essex Credit Agreement may be necessary subsequent to December 31, 1994. In addition, the March 28, 1994, amendment modified the principal amortization required under the Essex Credit Agreement, requiring $3.0 million of the $10.5 million due on June 30, 1994, and $2.0 million of the $10.5 million due on December 31, 1994, to be paid as of the effective date of the amendment. The aggregate principal amortization for 1994 of $21.0 million remains unchanged.

         Borrowings under the Essex Credit Agreement bear interest as follows, as of March 31, 1994: $101.9 million at the three month
Adjusted Eurodollar Rate, plus 3.5% (approximately 6.87%); and
$3.7 million at the prime rate of Bankers Trust Company, plus 1.5%
(7.5%).

         As of May 9, 1994, Essex had available but unused borrowing capacity of $3.1 million under the Essex Credit Agreement.

         On April 29, 1993, Curries entered into a Development Agreement with the City of Mason City, Iowa, (the "City") providing for the construction of a manufacturing facility for Curries. The construction has been financed through the issuance, by the City, of General Obligation Urban Renewal Bonds (the "Bonds"). Upon completion of the construction of the facility in

March, 1994, Curries took occupancy of the facility under the terms of a 15 year lease agreement between Curries and the City. The Development Agreement and the related lease agreement have been accounted for as a capitalized lease obligation in the accompanying financial statements. The capitalized lease obligation has an implicit interest rate of 6.7257% per annum.

         All changes in working capital are normal period-to-period variations.

         During the first quarter of 1994, Essex received a $2.5 million capital contribution from Esstar. Also during the first quarter of 1994, Essex received, in cash, $2.1 million of tax benefit payments from Esstar.

         Essex's management believes that funds generated by the operations of Essex, including benefits it may receive under the tax sharing agreement with Esstar, combined with its credit availability and capital contributions it may receive from Esstar, are adequate to meet its working capital, capital expenditure and other funding requirements.

Part II. OTHER INFORMATION

        None


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        AMSTAR CORPORATION
                        (Registrant)




Dated: May 13, 1994     By/s/ Jeffrey A. Mereschuk        Principal
                              Jeffrey A. Mereschuk        Financial
                              Vice President,             Officer
                              Treasurer and Chief
                              Financial Officer





Dated: May 13, 1994     By/s/ John D. Speridakos   Principal
                              John D. Speridakos   Accounting
                              Controller           Officer