Form 10-Q
period 1994-06-30
AMSTAR CORP /DE/
filed 1994-08-12
CIK 807711

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                 F O R M 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1994

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

                     Yes     X                No

As of August 8, 1994, a total of 1,000 shares of common stock of the Company was outstanding. All of the common stock is owned by ESSTAR Incorporated.

PART 1. FINANCIAL INFORMATION

                    AMSTAR CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (thousands of dollars)

                                       QUARTER ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                           1994       1993          1994       1993
Net sales                                $85,709    $71,952       $164,468   $138,798
Costs of products sold                    57,151     50,198        111,486     97,950

Gross profit                              28,558     21,754         52,982     40,848

    Selling, general and administrative
      expenses                            15,257     13,709         30,091     26,763
    Amortization of goodwill and other
      intangibles                          1,033      1,033          2,066      2,066

Operating income                          12,268      7,012         20,825     12,019

    Interest income                          187      3,895            199      7,431
    Interest expense                      (6,173)    (5,868)       (12,110)   (11,732)
    Other expense, net                      (114)       (81)          (305)      (184)

Income before provision for income
    taxes and cumulative effects of
    changes in accounting principles       6,168      4,958          8,609      7,534

Provision for income taxes:
    Federal                                2,075      1,946          2,953      2,923
    State                                    904         76          1,568        456
                                           2,979      2,022          4,521      3,379

Income before cumulative effects
    of changes in accounting principles    3,189      2,936          4,088      4,155

Cumulative effects of changes in
    accounting principles                    --         --             --     (10,957)
Net income (loss)                        $ 3,189    $ 2,936       $  4,088   $ (6,802)

                                   See accompanying notes
                                            -2-

                    AMSTAR CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         (thousands of dollars)


                                        June 30, December 31,
                                          1994       1993
ASSETS

Current Assets:
    Cash and cash equivalents           $     16    $  2,554
    Accounts receivable                   53,523      54,943
    Receivable from ESSTAR Incorporated    5,552         946
    Inventories                           48,217      38,671
    Other                                    814         861
    Total current assets                 108,122      97,975

Property, plant and equipment, net        65,423      64,095

Goodwill and other intangibles, net       97,482      99,787

Other assets                               1,001       1,024

Total Assets                            $272,028    $262,881

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable                    $ 16,294    $ 15,895
    Accrued interest                       8,331       8,331
    Accrued payroll and employee
      benefit costs                        9,357      11,223
    Accrued income taxes                     976       1,179
    Deferred income taxes                  3,834       3,467
    Other accrued expenses                10,702       9,365
       Total current liabilities          49,494      49,460

Long-term debt                           209,100     201,800
Deferred income taxes                      7,228       9,851
Accrued postretirement benefit costs      10,715       9,638
Other noncurrent liabilities              12,276      13,005

Stockholder's Equity (Deficit):
    Common stock $.01 par value,
      1000 shares authorized,
      issued and outstanding                --             --
    Additional paid-in capital            64,814      64,814
    Retained earnings                     26,160      22,072
    Notes and accrued interest
      receivable from related party     (107,759)   (107,759)
 Total stockholder's equity (deficit)    (16,785)    (20,873)

Total Liabilities and Stockholder's
    Equity (Deficit)                    $272,028    $262,881


                   See accompanying notes

         AMSTAR CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (thousands of dollars)


                                         Six Months Ended June 30,
                                             1994         1993
Cash flows from operating activities:
Net income (loss)                           $4,088      $(6,802)
Adjustments to reconcile net income
 (loss) to net cash used for operations:
      Cumulative effects of changes
        in accounting principles              --         10,957
       Depreciation                          3,766        3,073
       Deferred income taxes                (2,265)         826
       Amortization of goodwill and
          other intangibles                  2,066        2,066
       Accretion of non-cash interest         --         (6,782)
                                             7,655        3,338
Change in operating assets and liabilities,
  net of changes in accounting principles:
       Receivables                          (3,186)         392
       Inventories                          (9,546)         814
       Other current assets                     47         (110)
       Other assets                            262          139
       Accounts payable                        399       (2,716)
       Accrued income taxes                   (203)      (9,461)
       Other current liabilities              (162)      (3,925)
       Other noncurrent liabilities            (10)       6,017
Net cash used for operations                (4,744)      (5,512)

Cash flows from investing activities:
Dividends paid                                --         (7,500)
Purchases of property, plant and
    equipment, net                          (5,094)      (2,411)
Net cash used for investing activities      (5,094)      (9,911)

Cash flows from financing activities:
Increase in revolving credit
    agreement borrowings                     7,300        9,000
Net cash provided by financing
    activities                               7,300        9,000

Decrease in cash and cash equivalents       (2,538)      (6,423)

Cash and cash equivalents, beginning
    of period                                2,554        6,483
Cash and cash equivalents, end of period   $    16      $    60




                        See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements included herein have been prepared by Amstar Corporation ("Amstar" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The information reported reflects all adjustments (consisting only of normal recurring accruals and the cumulative effects of the changes in accounting principles discussed in Note 4) which are, in the opinion of management, necessary to a fair statement of the results for the periods reported. The results of operations for the six month period ended June 30, 1994, are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

2. On June 30, 1989, the holders of all then outstanding shares of common stock of Amstar exchanged (the "Amstar Exchange") such shares for shares of common stock of ESSTAR Holdings Inc., a Delaware corporation, now known as ESSTAR Incorporated ("Esstar"). Simultaneously with the Amstar Exchange, the holders of all then outstanding shares of common stock of EI Holdings Corp., a Delaware corporation ("EI Holdings"), exchanged such shares for shares of Esstar common stock (together with the Amstar Exchange, the "Combination"). As a result of the Combination, Amstar and EI Holdings each became direct, wholly owned subsidiaries of Esstar. The Company holds an investment in certain securities of ESSEX Holdings, Inc. ("Essex") formerly known as ESSEX Industries Inc., a subsidiary of EI Holdings. (See "Long-Term Investments" on page 11.)

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

5. Inventories, which are stated at the lower of cost, under the last-in, first-out (LIFO) method, or market, consisted of the following (thousands of dollars):
                                     June 30,    December 31,
                                       1994          1993

    Raw materials and parts          $23,915       $21,660
    In-process                         1,343         1,167
    Finished products                 22,959        15,844
                                     $48,217       $38,671

6. As discussed in Note 4, the Company adopted FAS 109 effective January 1, 1993. Accordingly, deferred income taxes reflect the tax consequences in future years of differences between the tax and financial reporting bases of assets and liabilities. Prior to 1993, provisions were made for deferred income taxes where differences existed between the time transactions affected taxable income and the time that these transactions entered into the determination of income for financial statement purposes.

Under the terms of a tax sharing arrangement with Esstar, Amstar provides for income taxes as if it files its own consolidated return. The provision for income taxes for the quarters and six month periods ended June 30, 1994 and 1993 were as follows (thousands of dollars):

                     Quarter Ended     Six Month Period Ended
                   June 30,  June 30,    June 30,   June 30,
                     1994    1993          1994       1993
Current:
    Federal        $3,437   $1,489        $5,238     $2,307
    State             904     (134)        1,548        246
                    4,341    1,355         6,786      2,553
Deferred:
    Federal        (1,362)     457        (2,285)       616
    State             --       210            20        210
                   (1,362)     667        (2,265)       826
Total
 Provision         $2,979   $2,022        $4,521     $3,379

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                           Results of Operations



Quarter Ended June 30, 1994 and 1993

Sales

         Net sales were $85.7 million during the quarter ended June 30, 1994, an increase of $13.8 million, or 19.1%, from the comparable prior year period. The increase is due to an 11.6% increase in unit sales of tools and accessories and a 6.7% increase in the average tool unit and accessory selling price.

Income from Operations

         Operating income was $12.3 million during the quarter ended June 30, 1994, compared with $7.0 million during the quarter ended June 30, 1993. The greater operating income was the result of higher gross profit on increased sales, partially offset by increased selling, general, and administrative expenses during the current quarter.

         During the quarter ended June 30, 1994, gross profit was $6.8 million greater than the comparable prior year quarter as a result of greater sales volume and higher gross margin. The greater sales volume resulted in $4.2 million of additional gross profit. An increase in gross margin to 33.3% of net sales from 30.2% during the prior year period resulted in $2.6 million of additional gross profit. The improved gross margin is due mainly to higher production levels during the current quarter. Higher production levels resulted in the spreading of fixed overhead costs over a larger number of units, thus reducing the per unit cost of products sold, and increasing gross margin during the current quarter.

         Selling, general and administrative expenses, including corporate expenses, increased $1.5 million during the quarter ended June 30, 1994, in comparison with the prior year period. These expenses increased primarily as a result of greater costs incurred relating to selling and marketing programs. However, selling, general and administrative expenses have decreased 1.3%, as a percentage of sales.

Other Items

         Interest expense, which includes $5.6 million of interest on the 11.375% Senior Subordinated Notes (the "Notes"), increased by $0.3 million during the current period primarily as a result of greater average outstanding balances on the Company's revolving credit facility.

<PAGE)
         Interest income, primarily representing interest from loans and advances to related parties, decreased by $3.7 million during the current quarter as compared to the prior year period.
Subsequent to December 31, 1993, Essex informed the Company that as of December 31, 1993, Essex wrote off the remaining balance of its goodwill of $82.3 million. (See "Goodwill Write-off" on page 23.) Based on this information, the Company determined that, as of December 31, 1993, the ultimate realization of a portion of the Senior Subordinated Discount Notes (the "Discount Notes") may be in doubt. Accordingly, the Company has classified the Discount Notes as an offset to stockholder's equity in the consolidated balance sheet as of December 31, 1993, and has reserved in full against the accretion of interest on the Discount Notes subsequent to December 31, 1993. The accretion on the Discount Notes during the current quarter was $3.9 million. (See "Long-Term Investments" on page
11.)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                           Results of Operations



Six Month Period Ended June 30, 1994 and 1993

Sales

         Net sales were $164.5 million during the six month period ended June 30, 1994, an increase of $25.7 million, or 18.5%, from the comparable prior year period. The increase is due to an 11.1% increase in unit sales of tools and accessories and a 6.7% increase in the average tool unit and accessory selling price.

Income from Operations

         Operating income was $20.8 million during the six month period ended June 30, 1994, in comparison with $12.0 million during the comparable prior year period. The greater operating income was the result of higher gross profit on increased sales, partially offset by increased selling, general, and administrative expenses during the current period.

         During the six month period ended June 30, 1994, gross profit was $12.1 million greater than the comparable prior year period as a result of higher sales volume and gross margin. The greater sales volume resulted in $7.6 million of additional gross profit.
An increase in gross margin to 32.2% of net sales from 29.4% during the prior year period resulted in $4.5 million in additional gross profit. The improved gross margin is due mainly to higher production levels during the current quarter. Higher production levels resulted in the spreading of fixed overhead costs over a larger number of units, thus reducing the per unit cost of products sold, and increasing gross margin during the current period.

         Selling, general and administrative expenses, including corporate expenses, increased $3.3 million during the six months ended June 30, 1994, in comparison with the prior year period. These expenses increased primarily as a result of greater costs incurred relating to selling and marketing programs. However, selling, general and administrative expenses have decreased 1.0%, as a percentage of sales.

Other Items

         Interest expense, which includes $11.1 million of interest on the Notes, increased by $0.4 million during the current period primarily as a result of greater average outstanding balances on the Company's revolving credit facility.

         Interest income, primarily representing interest from loans and advances to related parties, decreased by $7.2 million during the current six month period ended June 30, 1994, as compared to the prior year period. Subsequent to December 31, 1993, Essex informed the Company that as of December 31, 1993, Essex wrote off the remaining balance of its goodwill of $82.3 million. (See "Goodwill Write-off" on page 23.) Based on this information, the Company determined that, as of December 31, 1993, the ultimate realization of a portion of the Discount Notes may be in doubt. Accordingly, the Company has classified the Discount Notes as an offset to stockholder's equity in the consolidated balance sheet as of December 31, 1993, and has reserved in full against the accretion of interest on the Discount Notes subsequent to December 31, 1993. The accretion on the Discount Notes during the current six month period was $7.8 million. (See "Long-Term Investments" on page 11.)

                        Financial Condition


Working Capital

    The working capital of the Company was $58.6 million on June
30, 1994, compared with $48.5 million on December 31, 1993. All working capital changes are normal period-to-period variations.

Long-Term Investments

    On June 30, 1989, in connection with the Combination, the Company made the Intercompany Loan to Essex (the "Intercompany Loan"). The Intercompany Loan was evidenced by $152.7 million aggregate principal amount of Senior Subordinated Discount Notes due 1997 (the "Discount Notes") and $100.0 million aggregate principal amount of 14% Subordinated Debentures due 1997 (the "Debentures"). Interest on the Debentures was payable semi-annually, on August 1 and February 1 of each year. Essex paid the Company $1.2 million, due on August 1, 1989, and $7.0 million due on each of February 1, 1990, August 1, 1990, February 1, 1991 and August 1, 1991, of interest in cash on the Debentures, as required under the terms thereof. On December 31, 1991, the Discount Note Indenture was amended to provide that, among other things, at the option of Essex, the date from and after which cash interest must be paid on the Discount Notes may be extended to the maturity of the Discount Notes, February 1, 1997. Pursuant to a Debt Exchange Agreement dated as of December 31, 1991, between Amstar and Essex, Amstar exchanged $100.0 million aggregate principal amount of the Debentures, plus the right to accrued interest thereon, and $25.0 million accreted value of the Discount Notes, for $86.6 million of the Notes (the "Debt Swap"). As of December 31, 1993, the Company held approximately $107.8 million accreted value of Discount Notes. As of the same date, Essex informed the Company that Essex was in compliance with the terms and conditions of the Discount Note indenture. Subsequent to December 31, 1993, Essex informed the Company that as of December 31, 1993, Essex wrote off the remaining balance if its goodwill of $82.3 million. (See "Goodwill Write-off" on page 23.) Based on this information, the Company determined that, as of December 31, 1993, the ultimate realization of a portion of the Discount Notes may be in doubt. Accordingly, the Company has classified the Discount Notes as an offset to stockholder's equity in the consolidated balance sheet as of December 31, 1993, and has reserved in full against the accretion of interest on the Discount Notes subsequent to December 31, 1993. The accretion of the Discount Notes during the six month period ended June 30, 1994, was $7.8 million.

Leverage, Credit Availability and Liquidity

    Subsequent to December 31, 1993, Essex informed the Company that Essex wrote off the remaining balance of its goodwill (See "Goodwill Write-off" on page 23.) Accordingly, as of December 31, 1993, the Company classified the Discount Notes as an offset to stockholder's equity in the consolidated financial statements, resulting in a reduction in net equity of $107.8 million as of December 31, 1993. Exclusive of this reduction, the total debt to equity ratio was 2.3 to 1.0 on June 30, 1994, and on December 31, 1993.

    As of June 30, 1994, the Company's debt included $195.3 million principal amount of the Notes (excluding $3.5 million principal amount of Notes beneficially owned by the Company that are held pursuant to an escrow agreement to secure certain obligations of the Company).

    On December 31, 1991, METCO entered into a credit agreement (the "Credit Agreement") with Heller Financial, Inc., which replaced a revolving credit agreement with The Bank of New York. The Credit Agreement provides for a primary revolving loan facility of $45.0 million (up to $15.0 million of which may be used for letters of credit) and, effective January 15, 1993, a secondary revolving loan facility of $10.0 million, which was amended and increased to $15.0 million effective October 26, 1993 (collectively the "Credit Facility"). In addition, the Credit Agreement provides for a primary letter of credit facility of $15.0 million.

    Borrowings under the primary revolving facility are limited to 90% of eligible accounts receivable of METCO, as defined, 65% of eligible inventory, as defined, and the primary letter of credit borrowing base of $15.0 million, as defined. Borrowings under the Credit Facility bear interest at either the London Interbank Offered Rate (LIBOR), plus 3.0% to 3.75%, or the prime rate plus 1.75% to 2.5%, with borrowings under the secondary revolving loan facility bearing the higher interest rates. There is a 2.0% per annum fee on all outstanding letters of credit and a 0.5% per annum fee on the unused portion of the Credit Facility. In addition, if METCO's operating cash flow, as defined, does not meet certain minimum ratios for a specified period of time, these interest rates will increase by 1.0% on the Credit Facility borrowings and by 0.5% on the outstanding letters of credit. As of July 31, 1994, METCO's operating cash flow met those ratios. The loans made and letters of credit issued pursuant to the Credit Agreement are secured by substantially all the real and personal property of METCO, the capital stock of METCO and 65% of the capital stock of METCO's sole subsidiary. Additionally, the Company has guaranteed the indebtedness of METCO under the Credit Agreement. On June 30, 1994, there were $21.8 million outstanding under the primary revolving facility, including $8.0 million of letters of credit, and there was $15.0 million of letters of credit outstanding under the primary letter of credit facility. As of the same date, there was $38.2 million of available credit remaining under the terms of the Credit Agreement.

    As of August 8, 1994, there was $22.9 million outstanding under the primary revolving facility, including $8.0 million of letters of credit, and there was $15.0 million of letters of credit outstanding under the primary letter of credit facility. There was $37.1 million of availability remaining under the terms of the primary revolving facility as of the same date.

    The indenture for the Notes and the Credit Agreement contain various covenants that restrict the business activities of the Company. As of July 31, 1994, Amstar was in compliance with the covenants in those agreements. The Company anticipates that the Company and its subsidiaries will remain in compliance with all such covenants during the next twelve months.

    Management believes that funds generated by the operations of the Company, combined with its credit availability, are adequate to meet its working capital, capital expenditure, and other funding requirements.

    Debt and preferred stock agreements of Esstar require that the Company apply the proceeds of certain asset sales to reduce the Company's indebtedness. These agreements may require Amstar to repurchase a portion of the outstanding Notes as well as repay other borrowings which may be outstanding.

    The Company is in the process of reviewing various alternatives to its present capital structure, including the potential refinancing of indebtedness outstanding under the Notes. The Company has received and is reviewing a preliminary proposal from Merrill Lynch & Co. in connection with such a potential refinancing. Such a refinancing, if pursued, would be subject to a number of factors, including market conditions, economic conditions and the Company's operating performance. While the Company has experienced positive trends in its operating results during fiscal 1993 and for the six months ended June 30, 1994, there can be no assurance as to the Company's operating performance during the remainder of 1994 or as to the other conditions necessary to consummate a refinancing. Therefore, there can be no assurance that a refinancing or other transaction, if pursued, would occur. Esstar has advised the Company that it is reviewing potential alternatives with respect to its consolidated financial and corporate structure.

Dividends

    As of August 8, 1994, Amstar had not declared a current year dividend on its issued and outstanding shares of capital stock, all of which are owned by Esstar.

Cuban Claim

    The Company holds a claim for compensation for operations of a predecessor corporation seized by Cuba in 1960. The amount of the claim, certified at approximately $81.0 million by the Foreign Claims Settlement Commission of the United States in 1969, plus interest accrued in accordance with the terms of the certification, currently is up to approximately $587.0 million. There is no assurance that the Company will ever receive compensation in settlement of the claim, and no value is recorded on the Company's financial statements for this claim. The receipt of consideration in satisfaction of such claim will depend on a number of uncertainties, including economic and political conditions in Cuba and the policies of the United States government.

                      ESSEX HOLDINGS, INC.

General

    In connection with the Combination, the Company made the Intercompany Loan to Essex which was evidenced by $252.7 million aggregate principal amount of securities, which consisted of the Discount Notes and the Debentures. As a result of the Debt Swap at December 31, 1991, the Debentures, together with accrued interest thereon as of that date, and $25.0 million accreted value of the Discount Notes, have been redeemed and are no longer outstanding as indebtedness of Essex due to Amstar. (See "Long-Term Investments" on page 11.)

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

    The ESSEX Holdings, Inc. Condensed Consolidated Statements of Operations, Balance Sheets, Statements of Cash Flows and the Management's Discussion and Analysis of Results of Operations and Financial Condition set forth herein as of and for the quarter and six month period ended June 30, 1994, have been furnished to the Company by the management of Essex and are included herein to provide investors in the Company with information about Essex. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the management of Essex believes that the disclosures are adequate to make the information presented not misleading. The information reported reflects all adjustments (consisting only of normal recurring accruals and the cumulative effect of the changes in accounting principals discussed in the Notes to Condensed Consolidated Financial Statements) which are, in the opinion of Essex management, necessary to a fair statement of the results for the periods presented. The results of operations for the six month period ended June 30, 1994, are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Amstar's latest annual report on Form 10-K.

                         ESSEX HOLDINGS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (thousands of dollars)


                                         QUARTER ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                            1994         1993         1994        1993
Net sales                                 $55,692      $49,371     $109,853     $96,173
Costs of products sold                     40,690       45,482       80,935      89,662

Gross profit                               15,002        3,889       28,918       6,511

    Selling, general and
      administrative expenses               9,480        8,075       19,031      15,784
    Other expense, net                        895        1,517        1,815       4,749

Operating income (loss)                     4,627       (5,703)       8,072     (14,022)

    Interest expense                        6,190        5,797       12,131      11,675

Loss before benefit from income
    taxes and cumulative effects of
    changes in accounting principles       (1,563)     (11,500)      (4,059)    (25,697)

Benefit from income taxes                  (1,982)        (407)      (3,635)     (1,204)

Income (loss) before cumulative effects
  of changes in accounting principles         419      (11,093)        (424)    (24,493)

Cumulative effects of changes in
    accounting principles                    --           --            --        4,104

Net income (loss)                         $   419     $(11,093)    $   (424)   $(20,389)

Depreciation and amortization
    included above:
     Cost of products sold                $   789     $  9,249     $  1,600    $ 18,574
     Other expense, net                       576        1,236        1,113       2,550

                                          See accompanying notes
                                                   -17-

                           ESSEX HOLDINGS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (thousands of dollars)


                                       JUNE 30,     DECEMBER 31,
                                         1994           1993
ASSETS

Current Assets:
   Cash and cash equivalents           $  2,332       $  1,419
   Accounts receivable                   31,876         26,058
   Inventories                           36,581         36,116
   Other                                  1,420          2,002
    Total current assets                 72,209         65,595

Property, plant and equipment, net       58,073         56,240

Other intangibles, net                    5,713          6,555
Other assets                              2,570          3,442

Total Assets                           $138,565       $131,832


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
   Current maturities of long-term
        debt                           $ 46,383       $ 21,295
   Accounts payable                      20,771         15,781
   Payable to ESSTAR Incorporated         6,970          4,163
   Accrued payroll and employee
        benefit costs                     4,742          4,166
   Other current liabilities              6,680          7,750
    Total current liabilities            85,546         53,155

Long-term debt, less current
    maturities                           61,300         97,849
Notes and accrued interest payable
  to related party                      115,559        107,759
Accrued employee benefit costs           29,039         29,524

Stockholder's Equity (Deficit):
    Common stock $.01 par value, 1,000
    shares authorized, issued and
     outstanding                           --             --
    Additional paid-in capital          164,778        160,778
    Retained earnings (deficit)        (313,329)      (312,905)
    Excess of pension liability over
     unrecognized prior service cost     (4,328)        (4,328)
 Total stockholder's equity(deficit)   (152,879)      (156,455)

Total Liabilities and Stockholder's
   Equity (Deficit)                    $138,565       $131,832

                          See accompanying notes

                      ESSEX HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (thousands of dollars)




                                           SIX MONTH PERIOD
                                             ENDED JUNE 30,
                                          1994          1993


Cash flows from operating activities:
Net loss                                $  (424)      $(20,389)
Adjustments to reconcile net loss
 to net cash provided by operations:
    Cumulative effects of changes in
        accounting principles             --            (4,104)
    Depreciation                          1,600          3,736
    Amortization of goodwill and
      other intangibles                   1,113         17,388
    Accretion of non-cash interest        7,800          6,782
                                         10,089          3,413

Change in operating assets and
  liabilities, net of accounting change:
    Accounts receivable                  (5,818)        (2,079)
    Inventories                            (465)        (2,809)
    Other current assets                    582         (1,403)
    Other assets                            601            (13)
    Accounts payable and accrued
       expenses                           7,303          5,692
   Other noncurrent liabilities            (485)         2,675
Net cash provided by operations          11,807          5,476
Cash flows from investing activities:
Purchases of property, plant and
   equipment, net                        (3,433)        (2,386)
Net cash used for investing
   activities                            (3,433)        (2,386)

Cash flows from financing activities:
Contribution of capital                   4,000          7,500
Net decrease in long-term debt          (11,461)        (2,884)
Net cash used for financing
    activities                           (7,461)         4,616

Increase in cash and cash equivalents       913          7,706

Cash and cash equivalents, beginning
   of period                              1,419          1,504
Cash and cash equivalents, end
    of period                           $ 2,332        $ 9,210

                        See accompanying notes

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

2.  As discussed in Note 1, Essex adopted SFAS 109 effective
January 1, 1993. Accordingly, the June 30, 1994 and 1993 deferred income taxes reflect the tax consequences on future years of differences between the tax and financial reporting bases of assets and liabilities. Since Essex has recorded a valuation allowance against its net deferred tax assets, Essex has no deferred tax assets or liabilities on its Consolidated Balance Sheet. Prior to 1993, provisions were made for deferred income taxes where differences existed between the time that transactions affected taxable income and the time that these transactions entered into the determination of income for financial statement purposes.

         Under the terms of the tax sharing agreement with Esstar, Essex accounts for income taxes as if it filed its own consolidated return. Should Essex incur a loss, Esstar may contribute to Essex the tax benefit of the loss. During the period ended June 30, 1994, Essex reversed $2.3 million of valuation allowance reflecting the realization of deferred tax assets. The benefit from income taxes for the quarters and six month periods ended June 30, 1994 and 1993 were as follows (thousands of dollars):

                     Quarter Ended     Six Month Period Ended
                   June 30, June 30,     June 30,   June 30,
                     1994    1993          1994       1993
Current:
    Federal      $(1,982)   $(407)       $(3,635)   $(1,204)
 State               --       --             --         --
                 $(1,982)   $(407)       $(3,635)   $(1,204)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Results of Operations


Quarter Ended June 30, 1994 and 1993

Sales

         Consolidated Essex net sales for the quarter ended June 30, 1994 were $55.7 million, an increase of $6.3 million, or 12.8%, from the prior year period. The increase during the 1994 period resulted from increased unit sales and, to a lesser extent, higher average selling prices of certain Essex products during the current period.

Income from Operations

         Essex had income from operations of $4.6 million during the quarter ended June 30, 1994, as compared to a loss from operations of $5.7 million during the 1993 period. The improvement in operations during the current period is the result of several factors. An increase during the current quarter in gross profit of $11.1 million and a reduction in other expense, net, of $0.6 million were partially offset by an increase in selling, general and administrative expenses of $1.4 million.

         During 1993, certain intangible assets became fully amortized. As a result, depreciation and amortization included in cost of sales declined by $8.5 million, resulting in an increase in the gross profit. Additionally, gross margin, excluding depreciation and amortization expense, improved to 28.4% during the quarter ended June 30, 1994, as compared with 26.6% a year earlier. The improved gross margin is due mainly to higher production levels during the current quarter. Higher production levels resulted in the spreading of fixed overhead costs over a larger number of units, thus reducing the per unit cost of products sold, and increasing gross margin during the current quarter.

         As a percentage of sales, selling, general and admin-istrative expenses increased by 0.7% to 17.0% during the quarter ended June 30, 1994, as compared to the prior year period. The increase is due primarily to the continuing expansion of sales and marketing programs.

         Other expense, net, decreased by $0.6 million during the current quarter in comparison with the prior year period as a result of the write-off of goodwill as of December 31, 1993. (See
"Goodwill Write-off" on page 23.)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                           Results of Operations

Six Months Ended June 30, 1994 and 1993

Sales

         Consolidated Essex net sales for the six month period ended June 30, 1994 were $109.9 million, an increase of $13.7 million, or 14.2%, from the prior year period. The increase during the 1994 period resulted from increased unit sales and, to a lesser extent, higher average selling prices of certain Essex products during the current period.

Income from Operations

         Essex had income from operations of $8.1 million during the six month period ended June 30, 1994, as compared to a loss from operations of $14.0 million during the 1993 period. The improvement in operations during the current period is the result of several factors. An increase during the current period in gross profit of $22.4 million and a reduction in other expense, net, of $2.9 million were partially offset by an increase in selling, general and administrative expenses of $3.2 million.

         During 1993, certain intangible assets became fully amortized. As a result, depreciation and amortization included in cost of sales declined by $17.0 million, resulting in an increase in the gross profit. Additionally, gross margin, excluding depreciation and amortization expense, improved to 27.8% during the six months ended June 30, 1994, as compared with 26.1% a year earlier. The improved gross margin is due mainly to higher production levels during the current period. Higher production levels resulted in the spreading of fixed overhead costs over a larger number of units, thus reducing the per unit cost of products sold, and increasing gross margin during the current quarter.

         As a percentage of sales, selling, general and admin-istrative expenses increased by 0.9% to 17.3% during the six month period ended June 30, 1994, as compared to the prior year period. The increase is due primarily to the continuing expansion of sales and marketing programs.

         Other expense, net, decreased by $2.9 million during the six month period ended June 30, 1994, in comparison with the prior year period. During the 1993 period, Essex recorded a $2.0 million charge related to the antitrust suit. (See "ESSEX
Holdings, Inc. - General" on page 15.) Additionally, Essex wrote off the remaining balance of its goodwill as of December 31, 1993. This resulted in a reduction in amortization of $1.2 million during the current period as compared to the prior year period.
(See "Goodwill Write-off" on page 23).

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

Other Items

         Interest expense during the six month period ended June 30, 1994, of $12.1 million included $7.8 million of interest representing an increase of that amount in the accreted value of Discount Notes. Essex will continue to record interest expense under the terms of the Discount Notes through maturity. (See
"Long-Term Investments" on page 11.)

Leverage, Credit Availability and Liquidity

         At June 30, 1994, Essex had $223.2 million of debt outstanding, of which $46.4 million was current with $8.3 million due in 1994. The debt consisted of $99.8 million of senior borrowings under the Essex Credit Agreement with Bankers Trust Company (the "Essex Credit Agreement"), $115.6 million accreted value of the Discount Notes held by Amstar, and $7.8 million of the other nonacquisition related debt.

         The Essex Credit Agreement contains various covenants that restrict the business activities of Essex. On March 31 and June 30, 1991, Essex was not in compliance with certain of the covenants under the Essex Credit Agreement, which compliance was waived pursuant to the Essex Credit Agreement. In July 1991, the Essex Credit Agreement was amended to modify covenants related to quarterly measurements of minimum cash flows and leverage and interest coverage ratios through and including the quarter ended September 30, 1991. On December 31, 1991, the Essex Credit Agreement was again amended to, among other things, modify certain covenants related to quarterly and annual measurements of minimum cash flows and leverage and interest coverage ratios through the maturity of the Essex Credit Agreement. In addition, the December 31, 1991, amendment modified the principal amortization required under the Essex Credit Agreement to be $7.5 million in 1991; $10.0 million in 1992; $20.0 million in 1993; $21.0 million in 1994; $57.7 million upon the expiration of the term loan and long-term loan portions of the Essex Credit Agreement in 1995 and repayment of all borrowings outstanding upon the expiration of the revolving loan portion of the Essex Credit Agreement in 1996. On December 29, 1992, the Essex Credit Agreement was again amended to, among other things, modify certain covenants related to quarterly and annual measurements of minimum cash flows, and ratios related to working capital, leverage and interest coverage, through December 31, 1993. On March 28, 1994, the Essex Credit Agreement was again amended to, among other things, modify certain covenants related to quarterly and annual measurements of minimum cash flows and interest coverage, through December 31, 1994. As of June 30,
1994, Essex was in compliance with the material covenants under the Essex Credit Agreement. Essex anticipates that Essex and its subsidiaries will remain in compliance with all such amended covenants through December 31, 1994; however, amendment of certain covenants under the Essex Credit Agreement may be necessary subsequent to December 31, 1994. In addition, the March 28, 1994, amendment modified the principal amortization required under the Essex Credit Agreement, requiring $3.0 million of the $10.5 million due on June 30, 1994, and $2.0 million of the $10.5 million due on December 31, 1994, to be paid as of the effective date of the amendment. On June 30, 1994, the aggregate principal amortization for 1994 was adjusted from $21.0 million to $20.6 million, reflecting the application of the proceeds of an asset sale in 1991.

         Borrowings under the Essex Credit Agreement bear interest as follows, as of June 30, 1994: $98.2 million at the three month
Adjusted Eurodollar Rate, plus 3.5% (approximately 7.8%); and $1.6 million at the prime rate of Bankers Trust Company, plus 1.5%
(8.75%).

         As of August 8, 1994, Essex had available but unused borrowing capacity of $3.6 million under the Essex Credit
Agreement.

         On April 29, 1993, Curries entered into a Development Agreement with the City of Mason City, Iowa, (the "City") providing for the construction of a manufacturing facility for Curries. The construction has been financed through the issuance, by the City, of General Obligation Urban Renewal Bonds (the "Bonds"). Upon completion of the construction of the facility in March, 1994, Curries took occupancy of the facility under the terms of a 15 year lease agreement between Curries and the City. The Development Agreement and the related lease agreement have been accounted for as a capitalized lease obligation in the accompanying financial statements. The capitalized lease obligation has an implicit interest rate of 6.7% per annum.

         All changes in working capital are normal period-to-period variations.

         During the six months ended June 30, 1994, Essex received capital contributions totaling $4.0 million from Esstar. Also during that period, Essex received $4.1 million of tax benefit payments from Esstar.

         Essex's management believes that funds generated by the operations of Essex, including benefits it may receive under the tax sharing agreement with Esstar, combined with its credit availability and capital contributions it may receive from Esstar, are adequate to meet its working capital, capital expenditure and other funding requirements through December 31, 1994.

         On June 30, 1995, Essex will have to repay $37.8 million of principal upon the maturity of a portion of the Essex Credit Agreement. Essex has advised the Company that it anticipates that it will not be able repay this amount from currently available sources of funds, and has indicated that is in the process of reviewing potential refinancing of its indebtedness outstanding under the Essex Credit Agreement.

PART II. OTHER INFORMATION

         NONE.


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           AMSTAR CORPORATION
                           (Registrant)




Dated: August 12, 1994      By/s/ Jeffrey A. Mereschuk   Principal
                                  Jeffrey A. Mereschuk   Financial
                                  Vice President,        Officer
                                  Treasurer and Chief
                                  Financial Officer





Dated: August 12, 1994      By/s/ John D. Speridakos     Principal
                                  John D. Speridakos     Accounting
                                  Controller             Officer