Form 10-Q
period 1994-09-30
AMSTAR CORP /DE/
filed 1994-11-14
CIK 807711

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                 F O R M 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1994

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

                     Yes     X                No

As of November 7, 1994, a total of 1,000 shares of common stock of the Company was outstanding. All of the common stock is owned by ESSTAR Incorporated.

PART 1. FINANCIAL INFORMATION

                    AMSTAR CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (thousands of dollars)
                                       Quarter Ended          Nine Months Ended
                                       September 30,                  September 30,
                                           1994       1993          1994       1993

Net sales                                $99,783    $76,883       $264,251   $215,681
Costs of products sold                    67,724     51,867        179,210    149,817

Gross profit                              32,059     25,016         85,041     65,864

    Selling, general and administrative
      expenses                            16,551     14,154         46,642     40,917
    Amortization of goodwill and other
      intangibles                          1,033      1,033          3,099      3,099

Operating income                          14,475      9,829         35,300     21,848

    Interest income                           48      3,681            247     11,112
    Interest expense                      (6,010)    (6,013)      (18,120)    (17,745)
    Other expense, ne                       (588)      (184)         (893)       (368)

Income before provision for income
    taxes and cumulative effects of
    changes in accounting principles       7,925      7,313         16,534     14,847

Provision for income taxes:
    Federal                                2,774      2,972          5,727      5,895
    State                                  1,169        453          2,737        909
                                           3,943      3,425          8,464      6,804

Income before cumulative effects
    of changes in accounting principles    3,982      3,888          8,070      8,043

Cumulative effects of changes in
    accounting principles                    --         --             --     (10,957)
Net income (loss)                        $ 3,982    $ 3,888       $  8,070   $ (2,914)

                                 See accompanying notes

                                           -2-

                   AMSTAR CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         (thousands of dollars)


                                      September 30,   December 31,
                                          1994            1993
ASSETS

Current Assets:
    Cash and cash equivalents           $     93    $  2,554
    Accounts receivable                   65,085      54,943
    Receivable from ESSTAR Incorporated    6,025         946
    Inventories                           46,451      38,671
    Other                                    499         861
    Total current assets                 118,153      97,975

Property, plant and equipment, net        68,337      64,095

Goodwill and other intangibles, net       96,330      99,787

Other assets                                 929       1,024

Total Assets                            $283,749    $262,881

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable                    $ 19,063    $ 15,895
    Accrued interest                       2,777       8,331
    Accrued payroll and employee
      benefit costs                       12,373      11,223
    Accrued income taxes                   5,619       1,179
    Deferred income taxes                  3,956       3,467
    Other accrued expenses                 9,204       9,365
       Total current liabilities          52,992      49,460

Long-term debt                           215,350     201,800
Deferred income taxes                      5,797       9,851
Accrued postretirement benefit costs      10,803       9,638
Other noncurrent liabilities              11,610      13,005

Stockholder's Equity (Deficit):
    Common stock $.01 par value,
      1000 shares authorized,
      issued and outstanding                --          --
    Additional paid-in capital            64,814      64,814
    Retained earnings                     30,142      22,072
    Notes and accrued interest
      receivable from related party     (107,759)   (107,759)
 Total stockholder's equity (deficit)    (12,803)    (20,873)
 Total Liabilities and Stockholder's
    Equity (Deficit)                    $283,749    $262,881

                   See accompanying notes

                AMSTAR CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (thousands of dollars)



                                             Nine Months Ended
                                               September 30,
                                             1994         1993
Cash flows from operating activities:
Net income (loss)                           $8,070      $(2,914)
Adjustments to reconcile net income
  (loss) to net cash used for operations:
       Cumulative effects of changes
         in accounting principles             --         10,957
       Depreciation                          5,647        4,614
       Deferred income taxes                (3,735)       1,622
       Amortization of goodwill and
         other intangibles                   3,099        3,099
       Accretion of non-cash interest         --        (10,378)
                                            13,081        7,000
Change in operating assets and liabilities,
  net of changes in accounting principles:
       Receivables                         (15,221)         326
       Inventories                          (7,780)        (963)
       Other current assets                    362          305
       Other assets                            453          228
       Accounts payable                      3,168       (4,869)
       Accrued income taxes                  4,440       (6,498)
       Other current liabilities            (4,076)      (3,003)
       Other noncurrent liabilities           (549)       5,028
Net cash used for operations                (6,122)      (2,446)

Cash flows from investing activities:
Dividends paid                                --         (7,500)
Purchases of property, plant and
  equipment, net                            (9,889)      (5,168)
Net cash used for investing activities      (9,889)     (12,668)

Cash flows from financing activities:
Increase in revolving credit
  agreement borrowings                      13,550        8,708
Net cash provided by financing
  activities                                13,550        8,708

Decrease in cash and cash equivalents       (2,461)      (6,406)

Cash and cash equivalents, beginning
  of period                                  2,554        6,483
Cash and cash equivalents, end of period    $    93     $    77


                        See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements included herein have been prepared by Amstar Corporation ("Amstar" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The information reported reflects all adjustments (consisting only of normal recurring accruals and the cumulative effects of the changes in accounting principles discussed in Note 4) which are, in the opinion of management, necessary to a fair statement of the results for the periods reported. The results of operations for the nine month period ended September 30, 1994, are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

5. Inventories, which are stated at the lower of cost, under the last-in, first-out (LIFO) method, or market, consisted of the following (thousands of dollars):
                                   September 30, December 31,
                                       1994          1993

    Raw materials and parts          $23,069       $21,660
    In-process                         1,299         1,167
    Finished products                 22,083        15,844
                                     $46,451       $38,671

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

Under the terms of a tax sharing arrangement with Esstar, Amstar provides for income taxes as if it files its own consolidated return. The provision for income taxes for the quarters and nine month periods ended September 30, 1994 and 1993 were as follows (thousands of dollars):

                     Quarter Ended     Nine Month Period Ended
                     September 30,          September 30,
                     1994    1993          1994       1993
Current:
    Federal        $4,194   $2,239       $ 9,431     $4,546
    State           1,220      390         2,768        636
                    5,414    2,629        12,199      5,182
Deferred:
    Federal        (1,420)     733        (3,704)     1,349
    State             (51)      63           (31)       273
                   (1,471)     796        (3,735)     1,622
Total
 Provision         $3,943   $3,425       $ 8,464     $6,804

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



                           Results of Operations




Quarter Ended September 30, 1994 and 1993

Sales

         Net sales were $99.8 million during the quarter ended September 30, 1994, an increase of $22.9 million, or 29.8%, from the comparable prior year period. The increase is due to a 22.8% increase in unit sales of tools and accessories and a 5.7% increase in the average tool unit and accessory selling price.

Income from Operations

         Operating income was $14.5 million during the quarter ended September 30, 1994, compared with $9.8 million during the quarter ended September 30, 1993. The greater operating income was the result of higher gross profit, partially offset by increased selling, general, and administrative expenses and other expense, net, during the current quarter.

         During the quarter ended September 30, 1994, gross profit was $7.0 million greater than the comparable prior year quarter as a result of greater sales volume. Gross margin during the current quarter decreased to 32.1% of net sales from 32.5% during the prior year quarter. The decrease is the result of a $1.0 million adjustment to the LIFO inventory reserve, resulting in an increase in cost of sales. Exclusive of this adjustment, gross margin during the current quarter was 33.1%.

         Selling, general and administrative expenses, including corporate expenses, increased $2.4 million during the quarter ended September 30, 1994, in comparison with the prior year period.
These expenses increased primarily as a result of greater costs incurred related to selling and marketing programs. However, selling, general and administrative expenses have decreased 1.8%, as a percentage of sales, because of greater sales volume.

Other Items

         Interest expense, which primarily reflects $5.6 million of interest on the 11.375% Senior Subordinated Notes (the "Notes"), remained relatively unchanged from the prior year quarter.

         Interest income, which primarily represents interest from loans and advances to related parties, decreased by $3.6 million during the current quarter as compared to the prior year period. Subsequent to December 31, 1993, Essex informed the Company that as of December 31, 1993, Essex wrote off the remaining balance of its goodwill of $82.3 million. (See "Goodwill Write-off" on page 23.) Based on this information, the Company determined that, as of December 31, 1993, the ultimate realization of a portion of the Senior Subordinated Discount Notes (the "Discount Notes") may be in doubt. Accordingly, the Company has classified the Discount Notes as an offset to stockholder's equity in the consolidated balance sheet as of December 31, 1993, and has reserved in full against the accretion of interest on the Discount Notes subsequent to December 31, 1993. The accretion on the Discount Notes during the current quarter was $4.1 million. (See "Long-Term Investments" on page 11.)

              MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Results of Operations


Nine Month Period Ended September 30, 1994 and 1993

Sales

         Net sales were $264.2 million during the nine month period ended September 30, 1994, an increase of $48.6 million, or 22.5%, from the comparable prior year period. The increase is due to a 15.9% increase in unit sales of tools and accessories and a 5.7% increase in the average tool unit and accessory selling price.

Income from Operations

         Operating income was $35.3 million during the nine month period ended September 30, 1994, in comparison with $21.8 million during the comparable prior year period. The greater operating income was the result of higher gross profit, partially offset by increased selling, general, and administrative expenses during the current period.

         During the nine month period ended September 30, 1994, gross profit was $19.2 million greater than the comparable prior year period as a result of higher sales volume and gross margin. The greater sales volume resulted in $14.8 million of additional gross profit. An increase in gross margin to 32.2% of net sales from 30.5% during the prior year period resulted in $4.4 million of additional gross profit. The improved gross margin is due mainly to higher production levels during the current period. Higher production levels resulted in the spreading of fixed overhead costs over a larger number of units, thus reducing the per unit cost of products sold, and increasing gross margin during the current period.

         Selling, general and administrative expenses, including corporate expenses, increased $5.7 million during the nine months ended September 30, 1994, in comparison with the prior year period. These expenses increased primarily as a result of greater costs incurred related to selling and marketing programs. However, selling, general and administrative expenses have decreased 1.3%, as a percentage of sales, because of greater sales volume.

Other Items

         Interest expense, which primarily reflects $16.7 million of interest on the Notes, increased by $0.4 million during the current period as a result of greater average outstanding balances on the Company's revolving credit facility and higher interest rates during the current period.

         Interest income, which primarily represents interest from loans and advances to related parties, decreased by $10.9 million during the current nine month period ended September 30, 1994, as compared to the prior year period. Subsequent to December 31, 1993, Essex informed the Company that as of December 31, 1993, Essex wrote off the remaining balance of its goodwill of $82.3 million. (See "Goodwill Write-off" on page 23.) Based on this information, the Company determined that, as of December 31, 1993, the ultimate realization of a portion of the Discount Notes may be in doubt. Accordingly, the Company has classified the Discount Notes as an offset to stockholder's equity in the consolidated balance sheet as of December 31, 1993, and has reserved in full against the accretion of interest on the Discount Notes subsequent to December 31, 1993. The accretion on the Discount Notes during the current nine month period was $11.9 million. (See "Long-Term Investments" on page 11.)

                        Financial Condition



Working Capital

    The working capital of the Company was $65.2 million on September 30, 1994, compared with $48.5 million on December 31, 1993. All working capital changes are normal period-to-period variations. The increase in working capital during the current period is primarily the result of increased sales during the current period.

Long-Term Investments

    On June 30, 1989, in connection with the Combination, the Company made the Intercompany Loan to Essex (the "Intercompany Loan"). The Intercompany Loan was evidenced by $152.7 million aggregate principal amount of Senior Subordinated Discount Notes due 1997 (the "Discount Notes") and $100.0 million aggregate principal amount of 14% Subordinated Debentures due 1997 (the "Debentures"). Interest on the Debentures was payable semi-annually, on August 1 and February 1 of each year. Essex paid the Company $1.2 million, due on August 1, 1989, and $7.0 million due on each of February 1, 1990, August 1, 1990, February 1, 1991 and August 1, 1991, of interest in cash on the Debentures, as required under the terms thereof. On December 31, 1991, the Discount Note Indenture was amended to provide that, among other things, at the option of Essex, the date from and after which cash interest must be paid on the Discount Notes may be extended to the maturity of the Discount Notes, February 1, 1997. Pursuant to a Debt Exchange Agreement dated as of December 31, 1991, between Amstar and Essex, Amstar exchanged $100.0 million aggregate principal amount of the Debentures, plus the right to accrued interest thereon, and $25.0 million accreted value of the Discount Notes, for $86.6 million of the Notes (the "Debt Swap"). As of December 31, 1993, the Company held approximately $107.8 million accreted value of Discount Notes. As of the same date, Essex informed the Company that Essex was in compliance with the terms and conditions of the Discount Note indenture. Subsequent to December 31, 1993, Essex informed the Company that as of December 31, 1993, Essex wrote off the remaining balance of its goodwill of $82.3 million. (See "Goodwill Write-off" on page 23.) Based on this information, the Company determined that, as of December 31, 1993, the ultimate realization of a portion of the Discount Notes may be in doubt. Accordingly, the Company has classified the Discount Notes as an offset to stockholder's equity in the consolidated balance sheet as of December 31, 1993, and has reserved in full against the accretion of interest on the Discount Notes subsequent to December 31, 1993. The accretion of the Discount Notes during the nine month period ended September 30, 1994, was $11.9 million.

Leverage, Credit Availability and Liquidity

    Subsequent to December 31, 1993, Essex informed the Company that Essex wrote off the remaining balance of its goodwill (See "Goodwill Write-off" on page 23.) Accordingly, as of December 31, 1993, the Company classified the Discount Notes as an offset to stockholder's equity in the consolidated financial statements, resulting in a reduction in net equity of $107.8 million as of December 31, 1993. Exclusive of this reduction, the total debt to equity ratio was 2.3 to 1.0 on September 30, 1994, and on December 31, 1993.

    As of September 30, 1994, the Company's debt included $195.3 million principal amount of the Notes (excluding $3.5 million principal amount of Notes beneficially owned by the Company that are held pursuant to an escrow agreement to secure certain obligations of the Company).

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

    Borrowings under the primary revolving facility are limited to 90% of eligible accounts receivable of METCO, as defined, 65% of eligible inventory, as defined, and the primary letter of credit borrowing base of $15.0 million, as defined. Borrowings under the Credit Facility bear interest at either the London Interbank Offered Rate (LIBOR), plus 3.0% to 3.75%, or the prime rate plus 1.75% to 2.5%, with borrowings under the secondary revolving loan facility bearing the higher interest rates. There is a 2.0% per annum fee on all outstanding letters of credit and a 0.5% per annum fee on the unused portion of the Credit Facility. In addition, if METCO's operating cash flow, as defined, does not meet certain minimum ratios for a specified period of time, these interest rates will increase by 1.0% on the Credit Facility borrowings and by 0.5% on the outstanding letters of credit. As of October 31, 1994, METCO's operating cash flow met those ratios. The loans made and letters of credit issued pursuant to the Credit Agreement are secured by substantially all the real and personal property of METCO, the capital stock of METCO and 65% of the capital stock of a METCO subsidiary. Additionally, the Company has guaranteed the indebtedness of METCO under the Credit Agreement. On September 30, 1994, there were $29.6 million outstanding under the primary revolving facility, including $9.5 million of letters of credit, and there was $15.0 million of letters of credit outstanding under the primary letter of credit facility. As of the same date, there was $30.4 million of available credit remaining under the terms of the Credit Agreement.

    As of November 7, 1994, there was $28.1 million outstanding under the primary revolving facility, including $9.5 million of letters of credit, and there was $15.0 million of letters of credit outstanding under the primary letter of credit facility. There was $31.9 million of availability remaining under the terms of the primary revolving facility as of the same date.

    The indenture for the Notes and the Credit Agreement contain various covenants that restrict the business activities of the Company. As of October 31, 1994, Amstar was in compliance with the covenants in those agreements. The Company anticipates that the Company and its subsidiaries will remain in compliance with all such covenants during the next twelve months.

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

    The Company is in the process of reviewing various alternatives to its present capital structure, including the potential refinancing of indebtedness outstanding under the Notes. The Company has received and is reviewing a preliminary proposal from Merrill Lynch & Co. in connection with such a potential refinancing. Such a refinancing, if pursued, would be subject to a number of factors, including market conditions, economic conditions and the Company's operating performance. While the Company has experienced positive trends in its operating results during fiscal 1993 and for the nine months ended September 30, 1994, there can be no assurance as to the Company's operating performance during the remainder of 1994 nor as to the other conditions necessary to consummate a refinancing. Therefore, there can be no assurance that a refinancing or other transaction, if pursued, would occur. Esstar has advised the Company that it is reviewing potential alternatives with respect to its consolidated financial and corporate structure.

Dividends

    As of November 7, 1994, Amstar had not declared a current year dividend on its issued and outstanding shares of capital stock, all of which are owned by Esstar.

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

    Subsequently, the United States and McKinney entered into a stipulation to terminate the appeals, thereby bringing to a conclusion the criminal action against McKinney. With respect to

Messrs. Haversat and Gibson, the United States Court of Appeals found that the District Court judge failed to properly apply the sentencing guidelines and remanded both of their cases to the District Court for resentencing. In the resentencing upon remand, Mr. Gibson was sentenced to eight months home detention, subject to work release, and twelve months probation. Mr. Haversat was sentenced to eight months confinement and twelve months probation, with a recommendation that the initial four months be at a facility subject to work release and with an order that the remaining four months be subject to work release. In resentencing Mr. Haversat the District Court judge stated that he would have reconsidered his earlier findings that were relied upon by the Court of Appeals in ordering the remand but for the limitation imposed on him in the order of the Court of Appeals. Notice of appeal of Mr. Haversat's recently imposed sentence has been filed.

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

    The ESSEX Holdings, Inc. Condensed Consolidated Statements of Operations, Balance Sheets, Statements of Cash Flows and the Management's Discussion and Analysis of Results of Operations and Financial Condition set forth herein as of and for the quarter and nine month period ended September 30, 1994, have been furnished to the Company by the management of Essex and are included herein to provide investors in the Company with information about Essex. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the management of Essex believes that the disclosures are adequate to make the information presented not misleading. The information reported reflects all adjustments (consisting only of normal recurring accruals and the cumulative effect of the changes in accounting principals discussed in the Notes to Condensed Consolidated Financial Statements) which are, in the opinion of Essex management, necessary to a fair statement of the results for the periods presented. The results of operations for the nine month period ended September 30, 1994, are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Amstar's latest annual report on Form 10-K.

                                        ESSEX HOLDINGS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (thousands of dollars)
                                              Quarter Ended          Nine Months Ended
                                              September 30,             September 30,
                                            1994         1993         1994        1993
Net sales                                 $59,109     $ 55,151   $168,962       $151,324
Costs of products sold                     43,245       49,425    124,180        139,087

Gross profit                               15,864        5,726     44,782         12,237

    Selling, general and
      administrative expenses               9,613        8,758     28,644         24,542
    Other expense, net                        935        1,282      2,750          6,031
Operating income (loss)                     5,316       (4,314)    13,388        (18,336)

    Interest expense                        6,622        5,857     18,753         17,532

Loss before benefit from income
    taxes and cumulative effects of
    changes in accounting principles       (1,306)     (10,171)    (5,365)       (35,868)

Provision for (benefit from)
  income taxes                                  9           20     (3,626)        (1,184)

Loss before cumulative effects of
  changes in accounting principles         (1,315)     (10,191)    (1,739)       (34,684)

Cumulative effects of changes in
    accounting principles                         --                --            --         4,104

Net loss                                   $(1,315)   $(10,191)  $ (1,739)      $(30,580)

Depreciation and amortization
    included above:
     Cost of products sold                 $   886    $  9,117   $  2,486       $ 27,691
     Other expense, net                        560       1,125      1,673          3,675

                                          See accompanying notes
                                                  -17-

                          ESSEX HOLDINGS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                         (thousands of dollars)

                                     September 30,  December 31,
                                         1994           1993
ASSETS

Current Assets:
   Cash and cash equivalents           $  1,537       $  1,419
   Accounts receivable                   33,235         26,058
   Inventories                           38,276         36,116
   Other                                  1,229          2,002
     Total current assets                74,277         65,595

Property, plant and equipment, net       59,373         56,240

Other intangibles, net                    5,332          6,555
Other assets                              2,574          3,442

Total Assets                           $141,556       $131,832

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
   Current maturities of long-term
        debt                           $ 46,784       $ 21,295
   Accounts payable                      22,294         15,781
   Payable to ESSTAR Incorporated         7,317          4,163
   Accrued payroll and employee
        benefit costs                     3,341          4,166
   Other current liabilities              7,729          7,750
     Total current liabilities           87,465         53,155

Long-term debt, less current
   maturities                            61,105         97,849
Notes and accrued interest payable
   to related party                     119,693        107,759
Accrued employee benefit costs           27,487         29,524

Stockholder's Equity (Deficit):
   Common stock $.01 par value, 1,000
    shares authorized, issued and
     outstanding                           --             --
   Additional paid-in capital           164,778        160,778
   Retained earnings (deficit)         (314,644)      (312,905)
   Excess of pension liability over
     unrecognized prior service cost     (4,328)        (4,328)
    Total stockholder's equity
        (deficit)                      (154,194)      (156,455)

    Total Liabilities and Stockholder's
     Equity (Deficit)                  $141,556       $131,832

                          See accompanying notes

                      ESSEX HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (thousands of dollars)


                                        Nine Months Ended
                                           September 30,
                                        1994          1993


Cash flows from operating activities:
Net loss                                $(1,739)      $(30,580)
Adjustments to reconcile net loss
   to net cash provided by operations:
     Cumulative effects of changes in
           accounting principles             --         (4,104)
        Depreciation                      2,486          5,434
        Amortization of goodwill and
        other intangibles                 1,673         25,932
   Accretion of non-cash interest        11,934         10,378
                                         14,354          7,060

Change in operating assets and
   liabilities, net of accounting change:
        Accounts receivable              (7,177)        (5,554)
        Inventories                      (2,160)         2,848
        Other current assets                773         (1,411)
        Other assets                        418            (71)
        Accounts payable and accrued
           expenses                       8,821          1,651
    Other noncurrent liabilities         (2,037)         2,785
Net cash provided by operations          12,992          7,308

Cash flows from investing activities:
Purchases of property, plant and
   equipment, net                        (5,619)        (4,226)
Net cash used for investing activities   (5,619)        (4,226)

Cash flows from financing activities:
Contribution of capital                   4,000          7,500
Net decrease in long-term debt          (11,255)        (4,343)

Net cash used for financing
   activities                            (7,255)         3,157

Increase in cash and cash equivalents       118          6,239

Cash and cash equivalents, beginning
   of period                              1,419          1,504
Cash and cash equivalents, end
   of period                            $ 1,537       $  7,743

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

2.  As discussed in Note 1, Essex adopted SFAS 109 effective
January 1, 1993. Accordingly, the September 30, 1994 and 1993 deferred income taxes reflect the tax consequences on future years of differences between the tax and financial reporting bases of assets and liabilities. Since Essex has recorded a valuation allowance against its net deferred tax assets, Essex has no deferred tax assets or liabilities on its Consolidated Balance Sheet. Prior to 1993, provisions were made for deferred income taxes where differences existed between the time that transactions affected taxable income and the time that these transactions entered into the determination of income for financial statement purposes.

    Under the terms of the tax sharing agreement with Esstar, Essex accounts for income taxes as if it filed its own consolidated return. Should Essex incur a loss, Esstar may contribute to Essex the tax benefit of the loss. During the nine month period ended September 30, 1994, Essex reversed $1.9 million of valuation allowance reflecting the realization of deferred tax assets. The provision for (benefit from) income taxes for the quarters and nine month periods ended September 30, 1994 and 1993 were as follows (thousands of dollars):

                  Quarter Ended      Nine Month Period Ended
                  September 30,           September 30,
                 1994      1993        1994           1993
Current:
 Federal           $ 9    $ 20       $(3,626)       $(1,184)
 State              --      --           --             --
                   $ 9    $ 20       $(3,626)       $(1,184)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Results of Operations


Quarter Ended September 30, 1994 and 1993

Sales

         Consolidated Essex net sales for the quarter ended September 30, 1994 were $59.1 million, an increase of $4.0 million, or 7.2%, from the prior year period. The increase during the 1994 period resulted from increased unit sales and, to a lesser extent, higher average selling prices of certain Essex products during the current period.

Income from Operations

         Essex had income from operations of $5.3 million during the quarter ended September 30, 1994, as compared to a loss from operations of $4.3 million during the 1993 period. Operating results improved during the current period as the result of several factors. An increase during the current quarter in gross profit of $10.1 million and a reduction in other expense, net, of $0.3 million were partially offset by an increase in selling, general and administrative expenses of $0.9 million.

         During 1993, certain intangible assets became fully amortized. As a result, depreciation and amortization included in cost of sales declined by $8.3 million, resulting in an increase in the gross profit. Additionally, gross margin, excluding depreciation and amortization expense, improved to 28.3% during the quarter ended September 30, 1994, as compared with 26.9% a year earlier. The improved gross margin is due mainly to higher production levels during the current quarter. Higher production levels resulted in the spreading of fixed overhead costs over a larger number of units, thus reducing the per unit cost of products sold, and increasing gross margin during the current quarter.

         As a percentage of sales, selling, general and admin-istrative expenses increased by 0.4% to 16.3% during the quarter ended September 30, 1994, as compared to the prior year period. The increase is due primarily to the continuing expansion of sales and marketing programs.

         Other expense, net, decreased by $0.3 million during the current quarter in comparison with the prior year period as a result of the write-off of goodwill as of December 31, 1993. (See
"Goodwill Write-off" on page 23.)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                           Results of Operations

Nine Months Ended September 30, 1994 and 1993

Sales
         Consolidated Essex net sales for the nine month period ended September 30, 1994 were $169.0 million, an increase of $17.6 million, or 11.7%, from the prior year period. The increase during the 1994 period resulted from increased unit sales and, to a lesser extent, higher average selling prices of certain Essex products during the current period.

Income from Operations

         Essex had income from operations of $13.4 million during the nine month period ended September 30, 1994, as compared to a loss from operations of $18.3 million during the 1993 period. The improvement in operations during the current period is the result of several factors. An increase during the current period in gross profit of $32.5 million and a reduction in other expense, net, of $3.3 million were partially offset by an increase in selling, general and administrative expenses of $4.1 million.

         During 1993, certain intangible assets became fully amortized. As a result, depreciation and amortization included in cost of sales declined by $25.2 million, resulting in an increase in the gross profit. Additionally, gross margin, excluding depreciation and amortization expense, improved to 28.0% during the nine months ended September 30, 1994, as compared with 26.4% a year earlier. The improved gross margin is due mainly to higher production levels during the current period. Higher production levels resulted in the spreading of fixed overhead costs over a larger number of units, thus reducing the per unit cost of products sold, and increasing gross margin during the current quarter.

         As a percentage of sales, selling, general and admin-istrative expenses increased by 0.7% to 17.0% during the nine month period ended September 30, 1994, as compared to the prior year period. The increase is due primarily to the continuing expansion of sales and marketing programs.

         Other expense, net, decreased by $3.3 million during the nine month period ended September 30, 1994, in comparison with the prior year period. During the 1993 period, Essex recorded a $2.0 million charge related to the antitrust suit. (See "ESSEX
Holdings, Inc. - General" on page 15.) Additionally, Essex wrote off the remaining balance of its goodwill as of December 31, 1993. This resulted in a reduction in amortization of $2.0 million during the current period as compared to the prior year period.
(See "Goodwill Write-off" on page 23).

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

Other Items

         Interest expense during the nine month period ended September 30, 1994, of $18.8 million included $11.9 million of interest representing an increase of that amount in the accreted value of the Discount Notes. Essex will continue to record interest expense under the terms of the Discount Notes through maturity.
(See "Long-Term Investments" on page 11.)

Leverage, Credit Availability and Liquidity

         At September 30, 1994, Essex had $227.6 million of debt outstanding, of which $46.8 million was current with $8.3 million due in 1994. The debt consisted of $99.8 million of senior borrowings under the Essex Credit Agreement with Bankers Trust Company (the "Essex Credit Agreement"), $119.7 million accreted value of the Discount Notes held by Amstar, and $8.1 million of the other nonacquisition related debt.

         The Essex Credit Agreement contains various covenants that restrict the business activities of Essex. On March 28, 1994, the Essex Credit Agreement was amended to, among other things, modify certain covenants related to quarterly and annual measurements of minimum cash flows and interest coverage, through December 31, 1994. As of September 30, 1994, Essex was in compliance with the material covenants under the Essex Credit Agreement, as amended. Essex anticipates that Essex and its subsidiaries will remain in compliance with all such amended covenants through December 31, 1994; however, amendment of certain covenants under the Essex Credit Agreement may be necessary subsequent to December 31, 1994. In addition, the March 28, 1994, amendment modified the principal amortization required under the Essex Credit Agreement, requiring $3.0 million of the principal payment due on June 30, 1994, and $2.0 million of the principal payment due on December 31, 1994, to be paid as of the effective date of the amendment. On June 30, 1994, the aggregate principal amortization for 1994 was adjusted from $21.0 million to $20.6 million, reflecting the application of the proceeds of an asset sale in 1991. Essex is required to repay $56.9 million upon the expiration of the term loan and long-term loan portions of the Essex Credit Agreement during 1995, and to repay all borrowings outstanding upon the expiration of the revolving loan portion of the Essex Credit Agreement in 1996.

         Borrowings under the Essex Credit Agreement bear interest as follows, as of September 30, 1994: $95.2 million at the applicable Adjusted Eurodollar Rate, plus 3.5% - 4.0% (approximately 8.7%);
and $4.6 million at the prime rate of Bankers Trust Company, plus
2.0% (9.75%).

         As of November 7, 1994, Essex had available but unused borrowing capacity of $2.8 million under the Essex Credit
Agreement.

         On April 29, 1993, Curries entered into a Development Agreement with the City of Mason City, Iowa, (the "City") providing for the construction of a manufacturing facility for Curries. The construction has been financed through the issuance, by the City, of $6.7 million of General Obligation Urban Renewal Bonds (the "Bonds"). Upon completion of the construction of the facility in March, 1994, Curries took occupancy of the facility under the terms of a 15 year lease agreement between Curries and the City. The Development Agreement and the related lease agreement have been accounted for as a capitalized lease obligation in the accompanying financial statements. The capitalized lease obligation has an implicit interest rate of 6.7% per annum.

         All changes in working capital are normal period-to-period variations exclusive of current maturities of long-term debt.

         During the nine months ended September 30, 1994, Essex received capital contributions totaling $4.0 million from Esstar.
Also during that period, Essex received $4.1 million of tax benefit payments from Esstar.

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



                        AMSTAR CORPORATION
                        (Registrant)




Dated: November 11, 1994     By/s/ Jeffrey A. Mereschuk      Principal
                                   Jeffrey A. Mereschuk      Financial
                                   Vice President,           Officer
                                   Treasurer and Chief
                                   Financial Officer





Dated: November 11, 1994     By/s/ John D. Speridakos        Principal
                                   John D. Speridakos        Accounting
                                   Controller                Officer