Form 10-K
AMSTAR CORP /DE/
filed 1995-03-31
CIK 807711

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _______________________

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1994

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

(1)  Yes   X       No_______         (2)  Yes   X      No_______

     As of March 24, 1995, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $-0-.

     As of March 24, 1995, a total of 1,000 shares of common stock of the Company was outstanding. All of the common stock is owned by ESSTAR Incorporated.

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

     On July 30, 1987, the Company sold its Spreckels sugar beet processing operations and its Industrial Products Group to a leveraged buy-out group including certain managers of those units. The purchase price was approximately $170 million, including the discharge of certain indebtedness, $15 million of preferred stock, and warrants to purchase common stock of the new corporation. On December 22, 1988, the Company sold the capital stock of Amstar Sugar Corporation and other subsidiaries engaged in the cane sugar refining and related packaging businesses to an affiliate of Tate & Lyle PLC, London, England for approximately $310 million. On March 28, 1991, the Company sold the capital stock of Milford Products Corporation ("Milford"), a subsidiary engaged in the manufacture and sale of saw blades and accessories, to a U.S. subsidiary of Sandvik AB of Sweden, for approximately $19.7 million in cash. The Company had three subsidiaries engaged in the manufacture and sale of specialized electronic equipment. Those units, all of which have been sold, were Aiken Advanced Systems, Inc., California Instruments Corporation and Keltec Florida, Inc. Those units constituted the Amstar Electronics Group (the "Electronic Group").

     On June 30, 1989, the holders of all the then outstanding shares of common stock of Amstar exchanged (the "Amstar Exchange") such shares for shares of common stock of ESSTAR Holdings Inc., a Delaware corporation, now known as ESSTAR Incorporated ("Esstar"). Simultaneously with the Amstar Exchange, the holders of all the then outstanding shares of common stock of EI Holdings Corp., a Delaware corporation ("EI Holdings"), exchanged such shares for shares of Esstar common stock (together with the Amstar Exchange, the "Combination"). As a result of the Combination, Amstar and EI Holdings each became direct, wholly owned subsidiaries of Esstar. Affiliates of Merrill Lynch Capital Partners, Inc. ("ML Capital Partners"), a subsidiary of Merrill Lynch & Co., Inc., hold an aggregate of approximately 91.3% of the voting power of Esstar, and approximately 67.7% of the total common equity of Esstar including the shares of stock issuable upon exercise of outstanding employee stock options exercisable within 60 days, but not including shares issuable upon conversion of outstanding shares of preferred stock and non-voting common stock into voting common stock. The Company has an investment in certain securities of ESSEX Holdings, Inc., a subsidiary of EI Holdings. (See "Long-Term Investments" at page 16.) ESSEX Holdings, Inc., referred to herein as "Essex", changed its name from ESSEX Industries, Inc., effective January 23, 1992.

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

Hammers                            Power tool accessories
  Hammer drills                      Selfeed bits
  Rotary hammers                     Band saw blades
                                     Hole saw blades
                                     Reciprocating saw blades
Polishers

Sanders
  Belt sanders
  Circular sanders
  Orbital sanders
  Random orbit sanders

                    Marketing and Distribution

     The METCO sales organization includes a U.S. sales group; a national accounts/home center sales group; a Canadian subsidiary located in Scarborough, Ontario; a Mexican subsidiary located in Mexico City; and an international sales operation located in Brookfield, Wisconsin. The Mexican subsidiary, which was formed in 1994, entered the Mexican market by acquiring the business of a Mexican distributor of METCO's products.

     METCO has company-operated service centers in 21 major U.S. metropolitan areas, one in the Toronto, Canada area and one in Mexico City, Mexico. These branches repair and service METCO's products, sell parts and accessories, and handle order entry for the field sales force. METCO also has a network of 522 independently-owned authorized service stations in the United States and Canada to provide customers with post-sale warranty and repair service.

     METCO's products are sold throughout the U.S. and Canada to distributors reaching the industrial and construction markets and service trades. METCO also markets its tools and accessories through hardware chains and building supply home centers. During 1994, The Home Depot accounted for approximately 11% of METCO's net sales. All products are shipped from METCO's Distribution Center in Olive Branch, Mississippi.

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

                     Research and Development

     The Company's research and development costs amounted to $5,782,000 for the year ended December 31, 1994, $4,531,000 for the year ended December 31, 1993, and $3,986,000 for the year ended December 31, 1992.

                            Employees

     On March 1, 1995, the Company had approximately 2,100 employees. The Company regards relations with its employees to be satisfactory.

                      Environmental Matters

     The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. The Company expended approximately $0.3 million for environmental quality projects in the year ended December 31, 1994, and anticipates the expenditure of approximately $0.6 million for environmental quality projects in the year ending December 31, 1995.



Item 2.   Properties


                    PROPERTIES OF THE COMPANY

Amstar Corporation       Executive office         New Haven, CT

Milwaukee Electric Tool  General office           Brookfield, WI
  Corporation

                         Plants                   Blytheville, AR;
Brookfield,                                                 WI; Pewaukee, WI;
                                                  Jackson, MS; Kosciusko, MS

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

Milwaukee Electric Tool  Sales and service        Scarborough, Ontario, Canada
  (Canada) Ltd.          office

Milwaukee Electric Tool, Sales and service        Mexico City, Mexico
  S.A. de C.V.           office

     METCO's general offices and plant in Brookfield, Wisconsin, are owned. METCO's plants in Jackson, Mississippi; Blytheville, Arkansas; and Pewaukee, Wisconsin; its distribution center in Olive Branch, Mississippi; and its technical center in Brookfield, Wisconsin; are leased under leases which give METCO options to purchase the properties. Manufacturing facilities have an aggregate of approximately 475,000 square feet of area and distribution facilities have an aggregate of approximately 150,000 square feet of area. In January 1995, METCO commenced manufacturing operations in a leased facility with approximately 75,000 square feet of manufacturing area (which is included in the aggregate manufacturing area figure given above), located in Kosciusko, Mississippi.

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
                                                             Year Ended December 31,
Income Statement Data                        1994       1993     1992      1991       1990

Net sales                                   $367,377  $306,441  $266,405  $242,008  $276,127
Costs of products sold                       243,446   207,752   180,480   168,655   183,697
Selling, general and administrative expenses  61,936    58,023    49,272    50,687    50,505
Depreciation expense                           6,975     6,439     5,494     5,311     4,146
Amortization of goodwill and other
  intangibles                                  4,609     4,609     4,520     4,088     4,086

    Operating income                          50,411    29,618    26,639    13,267    33,693

Interest income                                  419    14,869    13,109    28,806    29,022
Interest expense                             (24,274)  (23,591)  (23,626)  (36,076)  (38,369)
Other income (expense), net                     (829)      (21)      (35)      311    (2,645)
    Income before provision for income taxes,
      extraordinary gains and cumulative
      effects of changes in accounting
      principles                              25,727    20,875    16,087     6,308    21,701

Provision for income taxes                    12,892    10,649     6,934     4,959    10,483

    Income before extraordinary gains, and
      cumulative effects of changes in
      accounting principles                 $ 12,835  $ 10,226  $  9,153  $  1,349  $ 11,218

Balance Sheet Data:

Working capital                             $ 46,069  $ 48,515  $ 44,302  $ 49,979  $ 67,876
Total assets                                 284,195   262,881   350,758   349,737   505,276
Capitalization:
  Long-term debt                             195,300   201,800   195,300   204,530   332,589
  Common stockholder's equity (deficit)       (8,038)  (20,873)   95,117    85,964   114,566

                                         8

Item 7.       Management's Discussion and Analysis of
              Results of Operations and Financial Condition


         The following Summary of Operations with respect to the Company's continuing operations for the years ended December 31, 1994, 1993, and 1992 is presented to accompany management's discussion of results of operations. The Company's continuing operations for the periods set forth above include METCO and its subsidiaries.

         During the last several years the Company divested several operating units including the Spreckels Operations, the Industrial Products Group, Amstar Sugar Corporation and the Electronics Group. Historically, these operations have been reflected as Discontinued Operations in the Company's financial statements. On April 15, 1992, the Company sold Keltec Florida, Inc., the last of its operations which had been classified as Discontinued Operations in its historical financial statements. (See discussion at page 2.)

         The Summary of Operations should be read in conjunction with the Consolidated Financial Statements.

                             AMSTAR CORPORATION
                            SUMMARY OF OPERATIONS
                            (dollars in millions)

                                   Year Ended December 31,
                                  1994      1993      1992


Net sales                         $367.4    $306.4    $266.4
Costs of products sold             250.4     214.1     186.0
    Gross profit                   117.0      92.3      80.4

Selling, general and
  administrative expenses           62.0      58.1      49.3
Amortization of goodwill and
  other intangibles                  4.6       4.6       4.5
    Operating income                50.4      29.6      26.6

Interest income                       .4      14.9      13.1
Interest expense                   (24.3)    (23.6)    (23.6)
Other expense                        (.8)       -         -

    Income before provision for
      income taxes and cumulative
      effect of changes in
      accounting principles         25.7      20.9      16.1

Income tax provision                12.9      10.7       6.9

    Income before cumulative
      effects of changes in
      accounting principles         12.8      10.2       9.2

Cumulative effects of changes
  in accounting principles            -      (10.9)       -

    Net income (loss)             $ 12.8    $ (0.7)   $  9.2

                      Results of Operations

Year Ended December 31, 1994 Compared with
Year Ended December 31, 1993

Sales

         Amstar's net sales were $367.4 million during the year ended December 31, 1994, an increase of $61.0 million or 19.9% over the preceding year. The increase is due to a 13.6% increase in unit sales of tools and accessories, and a 5.5% increase in the average tool unit and accessory selling price.


Income from Operations

         Operating income was $50.4 million during the year ended December 31, 1994, compared with $29.6 million during 1993. Operating income increased as a result of higher gross profit, partially offset by increased selling, general and administrative expenses during 1994.

         During 1994, gross profit of $117.0 million was $24.7 million greater than the preceding year as a result of higher sales volume and improved gross margin. The greater sales volume resulted in $18.4 million of additional gross profit. An improvement in gross margin to 31.8% of net sales from 30.1% during the prior year resulted in $6.3 million of additional gross profit. The improved gross margin is due mainly to higher production levels during 1994. Higher production levels resulted in the spreading of fixed overhead costs over a larger number of units, thus reducing the per unit cost of products sold, and increasing gross margin during 1994.

         Selling, general and administrative expenses, including corporate expenses, increased $3.9 million during 1994, in comparison with the prior year. These expenses increased primarily as a result of greater costs incurred related to selling and marketing programs. However, selling, general and administrative expenses have decreased 2.1% as a percentage of sales, because of greater sales volume.


Other Items

         Interest expense, which primarily reflects $22.2 million of interest on the 11-3/8% Senior Subordinated Notes (the "Notes"), increased by $0.7 million during 1994 as a result of greater average outstanding balances on the Company's revolving credit facility and higher interest rates during the current period.

         Interest income, which primarily represents interest from loans and advances to related parties, decreased by $14.5 million during the current year. Subsequent to December 31, 1993, the Company classified the Senior Subordinated Discount Notes due in 1997 (the "Discount Notes") as an offset to stockholder's equity in the consolidated balance sheets as of December 31, 1993, and thereafter, and has reserved in full against the accretion of interest on the Discount Notes subsequent to December 31, 1993. (See "Long-Term Investments" on page 16.)

         The effective consolidated federal income tax rate for continuing operations was 34.9% in 1994, compared with 38.2% in 1993. (See note 8 to the Consolidated Financial Statements starting at page S-14.)

Year Ended December 31, 1993, Compared with
Year Ended December 31, 1992


Sales

         Amstar's net sales were $306.4 million during the year ended December 31, 1993, an increase of $40.0 million or 15.0%, over the preceding year. The increase is due to a 12.4% increase in unit sales of tools and accessories, and a 2.3% increase in the average tool unit and accessory selling price.


Income from Operations

         Income from operations was $29.6 million during the year ended December 31, 1993, compared with $26.6 million during 1992.
The improvement was due primarily to greater sales volume during 1993.

         Gross margin was 30.1% of net sales during the year ended December 31, 1993, as compared with 30.2% during 1992. Effective January 1, 1993, Amstar adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("FAS 109") (See note 8 to Consolidated Financial Statements at page S-14). This accounting change resulted in additional depreciation included in costs of products sold of $0.6 million during 1993. Exclusive of this accounting change, gross margin was 30.3% of net sales, a slight increase over 1992.

         Selling, general, and administrative expenses, including corporate expenses, increased 0.4% to 18.9% as a percentage of sales during the year ended December 31, 1993, as compared with the preceding year. Effective January 1, 1993, Amstar adopted Financial Accounting Standard No. 106, "Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106") (See note 7 to Consolidated Financial Statements at page S-12). This accounting change resulted in additional selling and administrative expense of $0.8 million during 1993. Exclusive of FAS 106 charges and corporate expenses, selling and administrative expenses increased by $8.6 million. This represents an increase of 0.6% as a percentage of sales, resulting from the expansion of sales and marketing programs.


Other Items

         Interest expense, which primarily reflects $22.2 million of interest on the Notes, remained unchanged from the preceding year at $23.6 million.

         Interest income, including $14.1 million of interest from loans and advances to related parties, increased by $1.8 million during the current year to $14.9 million. This increase is primarily the result of additional accretion of interest on the Discount Notes.

         The effective consolidated federal income tax rate for continuing operations was 38.2% in 1993 compared with 30.9% in 1992, (See note 8 to the Consolidated Financial Statements starting at page S-14.)

                       Financial Condition



Years Ended December 31, 1994, 1993, and 1992

Working Capital

         The working capital of the Company was $46.1 million on December 31, 1994, $48.5 million on December 31, 1993, and $44.3 million on December 31, 1992. All working capital changes, excluding an increase in the current portion of long-term debt of $10 million during 1994, were normal period-to-period variations.

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

         The Company's current ratio was 1.7 to 1.0 at December 31, 1994, as compared to 2.0 to 1.0 at December 31, 1993, and 1.9 to
1.0 at December 31, 1992. The change in the ratio during 1994 is primarily the result of the change in the current portion of long-term debt. (See "Leverage, Credit Availability, and
Liquidity" at page 16.)

         Under the terms of the tax sharing agreement with Esstar, the Company provides and pays income taxes as if it files its own consolidated return. During the year ended December 31, 1994, the Company paid Esstar $13.5 million of such taxes. During the years ended December 31, 1993 and 1992, $6.8 million and $6.6 million, respectively, of such taxes were paid.

         Receivable from Esstar represents advances made to Esstar, which primarily result from normal period-to-period cash management operations of the Company, and which are due and payable to the Company on demand and bear interest at 10% per annum. Additionally, during 1993, the Company transferred $4.0 million of noncurrent tax liabilities to Esstar, resulting in a reduction in the Company's receivable from Esstar.

Long-Term Investments

         On June 30, 1989, in connection with the Combination, the Company made an intercompany loan to Essex (the "Intercompany Loan"). The Intercompany Loan was evidenced by $152.7 million aggregate principal amount of Discount Notes due 1997 (the "Discount Notes") and $100.0 million aggregate principal amount of 14% Subordinated Debentures due 1997 (the "Debentures"). Interest on the Debentures was payable semi-annually, on August 1 and February 1 of each year. Essex paid the Company $1.2 million, due on August 1, 1989, and $7.0 million each due on February 1, 1990, August 1, 1990, February 1, 1991 and August 1, 1991, of interest in cash on the Debentures, as required under the terms thereof. On December 31, 1991, the indenture governing the Discount Notes (the "Discount Note Indenture") was amended to provide that, among other things, at the option of Essex, the date from and after which cash interest must be paid on the Discount Notes may be extended to the maturity of the Discount Notes, February 1, 1997. Pursuant to the Debt Exchange Agreement dated as of December 31, 1991, between Amstar and Essex, Amstar exchanged $100.0 million aggregate principal amount of the Debentures, plus the right to receive accrued interest thereon, and $25.0 million accreted value of the Discount Notes, for $86.6 million of the Notes (the "Debt Swap"). As of December 31, 1993, the Company held approximately $107.8 million accreted value of Discount Notes. Subsequent to December 31, 1993, Essex informed the Company that as of December 31, 1993, Essex wrote off the remaining balance of its goodwill of $82.3 million. Based on this information, the Company determined that, as of December 31, 1993, the ultimate realization of a portion of the Discount Notes may be in doubt. Accordingly, the Company has classified the accreted value of the Discount Notes as of December 31, 1993, as an offset to stockholder's equity in the consolidated balance sheets and statements of changes in stockholder's equity as of December 31, 1993, and thereafter, and has reserved in full against the accretion of interest on the Discount Notes subsequent to December 31, 1993. As a result, the Company has not included Essex's financial statements or a discussion of the results of operations and financial condition of Essex.

Leverage, Credit Availability and Liquidity

         As of December 31, 1994, the Company's debt included $195.3 million principal amount of the Notes (excluding $3.5 million principal amount of Notes beneficially owned by the Company that are held pursuant to an escrow agreement to secure certain obligations of a subsidiary of the Company). Subsequent to December 31, 1993, Essex informed the Company that Essex wrote off the remaining balance of its goodwill. Accordingly, as of December 31, 1993 and thereafter, the Company has classified the Discount Notes as an offset to stockholder's equity in the consolidated financial statements, resulting in a reduction in net equity of $107.8 million. Exclusive of this reduction, the total debt to equity ratio was 2.1 to 1.0 on December 31, 1994, as compared to 2.3 to 1.0 on December 31, 1993, and 2.1 to 1.0 on December 31, 1992. The adoption of FAS 106 and FAS 109 had a cumulative effect of reducing equity by $10.9 million during the year ended December 31, 1993. Additionally, the Company declared a dividend of $7.5 million on May 10, 1993 (See "Dividend" at page 19.)

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

         Borrowings under the primary revolving facility are limited to 90% of eligible accounts receivable of METCO, as defined, 65% of eligible inventory, as defined, and the primary letter of credit borrowing base of $15.0 million, as defined. Borrowings under the Credit Facility bear interest at either the London Interbank Offered Rate (LIBOR) plus 3.0% to 3.75%, or the prime rate plus 1.75% to 2.5%, with borrowings under the secondary revolving loan facility bearing the higher interest rates. There is a 2.0% per annum fee on all outstanding letters of credit and a 0.5% per annum fee on the unused portion of the Credit
Facility. In addition, if METCO's operating cash flow, as defined, does not meet certain minimum ratios for a specified period of time, these interest rates will increase by 1.0% on the Credit Facility borrowings and by 0.5% on the outstanding letters of credit. As of February 28, 1995, METCO's operating cash flow met those ratios.

         The loans made pursuant to the Credit Facility are secured by a first security interest in substantially all the real and personal property of METCO, the capital stock of METCO and 65% of the capital stock of METCO's subsidiaries. Additionally, Amstar has guaranteed the indebtedness of METCO under the Credit
Agreement pursuant to the terms of a secured guaranty, executed in connection with the Credit Facility, as amended on December
31, 1992 and on June 7, 1994 (the "Secured Guaranty"). METCO has granted a security interest in all of its intellectual property pursuant to a copyright assignment agreement, a patent assignment agreement, and a trademark assignment agreement. The obligations of Amstar under the Secured Guaranty are secured by a pledge of all the capital stock of METCO pursuant to a pledge agreement between Amstar and Heller. METCO's pledge of 65% of the capital stock of its subsidiaries is evidenced by subsidiary pledge agreements.

         On December 31, 1994, there was $17.5 million outstanding under the primary revolving facility, including $7.5 million of letters of credit, and there were letters of credit of $15.0 million outstanding under the primary letter of credit facility. As of the same date, there was $42.5 million of available credit remaining under the terms of the Credit Agreement.

         The Credit Agreement expires on December 31, 1995 and all obligations outstanding thereunder become due and payable at that time. As such, outstanding obligations under the Credit
Agreement of $10.0 million have been reflected as a current obligation in the balance sheet of the Company as of December 31, 1994.

         As of March 24, 1995, there was $41.6 million outstanding under the primary revolving facility, including $7.5 million of letters of credit, and there were $15.0 million of letters of credit outstanding under the primary letter of credit facility. There was $18.4 million of availability remaining under the terms of the primary revolving facility as of the same date.

         The Indenture for the Notes and the Credit Agreement contain various covenants that restrict the business activities of the Company. As of February 28, 1995, Amstar was in compliance with the covenants in those agreements. The Company anticipates that the Company and its subsidiaries will remain in compliance with all such covenants during the next twelve months.

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

         The Company is in the process of reviewing various alternatives to its present capital structure, including the potential refinancing of indebtedness outstanding under the Notes. The availability of refinancing, if pursued, would be subject to a number of factors, including market conditions, economic conditions and the Company's operating performance. While the Company believes that the positive trends reflected in its fiscal 1994 operating results have continued into the first quarter of fiscal 1995, there can be no assurance as to the Company's operating performance in 1995 or as to the other conditions necessary to consummate a refinancing. Therefore, there can be no assurance that a refinancing or other transaction, if pursued, would occur. Esstar has advised the Company that it is reviewing potential alternatives with respect to its consolidated financial and corporate structure.

Cash Interest Expense

         During each of the years ended December 31, 1994, 1993 and 1992, the Company's cash interest expense related to the Notes was $22.2 million.

Dividend

         On May 10, 1993, the Company declared, and subsequently paid on June 28, 1993, a dividend in the aggregate amount of $7.5 million on its issued and outstanding shares of capital stock, all of which are owned by Esstar. The Company did not declare any dividends during 1992 or 1994.

         On March 27, 1995, the Company declared, and subsequently paid on March 29, 1995, a dividend in the aggregate amount of $10.0 million on its issued and outstanding shares of capital stock.

Inflation

         Inflation has not had a significant effect on the Company's operations during the 1992 through 1994 fiscal periods.

Capital Expenditures

         Capital expenditures for continuing operations were $15.1 million, $8.3 million, and $6.8 million during the years ended December 31, 1994, 1993 and 1992, respectively. Expenditures during 1993 and 1992 include a portion of a project to further increase the automation of motor manufacturing and other projects related to new product development and cost reduction.

Environmental Remediation

         In connection with the sale of Milford in 1991, the Company entered into an agreement with the buyer under which it agreed to provide, through a wholly owned subsidiary, for the remediation of certain environmental conditions found on Milford's Branford, Connecticut plant site during an investigation carried out by the buyer prior to the sale. It is presently estimated that the cost of remediation will not exceed $1.5 million. The Company's obligations are secured in part by the pledge by the Company of

$3.5 million aggregate principal amount of the Notes. In addition, the Company agreed to assume the responsibility for all workers' compensation claims incurred by Milford through March 28, 1991, which are estimated to be $2.2 million, as of December 31, 1994. A wholly owned subsidiary of the Company has recorded a reserve for the estimated costs of the remediation and the Company has recorded a reserve for the workers' compensation liability. As of December 31, 1994, the Company had expended $0.5 million on the environmental remediation and $1.9 million in workers' compensation claims.


Cuban Claim

         The Company holds a claim for compensation for operations of a predecessor corporation seized by Cuba in 1960. The amount of the claim, certified at approximately $81.0 million in 1969 by the Foreign Claims Settlement Commission of the United States, plus interest accrued in accordance with the terms of the certification, currently is up to approximately $623.0 million.
There is no assurance that the Company will ever receive compensation in settlement of the claim, and no value is recorded on the Company's financial statements for this claim. The receipt of consideration in satisfaction of such claim will depend on a number of uncertainties, including economic and political conditions in Cuba and the policies of the United
States government.

Item 8.   Financial Statements and Supplementary Data

         (a)  Financial Statements

         See Item 14(a)(1) for the reference made therein to the financial statements.

         (b)  Supplementary Data

         Not applicable.


Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure

         None.

                        PART III

Item 10. Directors1 and Executive Officers of the Registrant

         Name                     Age            Position

Howard B. Wentz, Jr.         (65)      Chairman of the Board
                                                 and Director
Robert A. Haversat           (58)      President, Chief
                                                 Executive Officer
                                                 and Director
Roger D. Chesley             (51)      Vice President and
                                                 General Counsel
Jeffrey A. Mereschuk         (42)      Vice President, Treasurer
                                                 and Chief Financial
                                                 Officer
James J. Burke, Jr.          (43)           Director
A. J. Fitzgibbons, III       (49)           Director
Alexis P. Michas             (37)           Director
Jerry G. Rubenstein          (64)           Director

__________________________

         1Each of the Directors of the Company is also a Director of Esstar. Richard Grove, President of METCO, was elected a
Director, and Executive Vice President of Esstar on March 2,
1995. Directors of the Company do not receive any retainer or meeting fees from the Company. Mr. Rubenstein receives an annual retainer of $20,000 from Esstar for his service as a Director of Esstar.

         Mr. Wentz joined Duff-Norton Company, Inc. in 1969, the year after that former subsidiary was acquired by Amstar, as Vice President-Operations. He became President of Duff-Norton in
1970, and its Chief Executive Officer in 1972. Elected as Vice President of Amstar in 1972, Mr. Wentz has been a member of its Board of Directors since 1976. He served Amstar as Executive
Vice President and Chief Operating Officer from January 1979 until January 1981, and President and Chief Operating Officer from January 1981 until July 1, 1982. He was named Chief
Executive Officer of Amstar on July 1, 1982, and elected to the additional post of Chairman of the Board effective February 1, 1983. Mr. Wentz holds a B.S.E. degree from Princeton University and an M.B.A. from the Harvard Graduate School of Business Administration. He retired from Amstar on June 30, 1989, and relinquished his positions of Chairman of the Board, President and Chief Executive Officer. He continued as a director. On
July 27, 1989, Mr. Wentz was elected Chairman of the Board of
Amstar. Mr. Wentz is Chairman of the Board and a director of Esstar, and was elected to those positions in June 1989. He also is a director of Colgate-Palmolive Company and Tambrands, Inc.
He was elected Chairman of the Board of Tambrands, Inc. in June
1993.

         Mr. Haversat was elected President and Chief Executive Officer and a Director of Amstar in July 1989. He is President and Chief Executive Officer of Esstar, and was elected to those positions in June 1989. Since January 1989 he also has been Chairman of the Board, President and Chief Executive Officer of Essex and EI Holdings. From August 1987 to January 1989, Mr. Haversat was President, Chief Executive Officer and a director of a predecessor of Essex. From September 1986 to August 1987, Mr. Haversat was Group Vice President of ESSEX Hardware, Inc. ("EHI"), formerly Foster Hardware and Bank Equipment Corporation, and a Vice President of four subsidiaries of EHI. Previously, he was President and Chief Executive Officer of McKinney Products Company and its predecessors since 1978. On May 22, 1990, a federal grand jury indicted McKinney, and three unrelated corporations, for allegedly violating the antitrust laws. Five present or former executives of three of the indicated corporations, including Mr. Haversat also were indicted. On April 1, 1993, following entry of a plea of nolo contendere, Mr. Haversat was fined $250,000. On appeal, the United States Court of Appeals found that the District Court Judge failed to properly apply the sentencing guidelines and remanded Mr. Haversat's case to the District Court for resentencing. In the resentencing, Mr. Haversat was sentenced to eight months confinement and twelve months probation, with a recommendation that the initial four months be subject to work release. In resentencing Mr. Haversat, the District Court Judge stated that he would have reconsidered his earlier findings that were relied upon by the Court of Appeals in ordering the remand but for the limitations imposed on him in the order of the Court of Appeals. Notice of appeal of

Mr. Haversat's sentence has been filed. Mr. Haversat is a member of the Board of Trustees of Quinnipiac College and of Yale-New
Haven Hospital.

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

         Mr. Mereschuk was elected a Vice President of Amstar on July 27, 1989, and Chief Financial Officer on October 1, 1989, and Treasurer on June 30, 1993. He also is Vice President,
Treasurer, Chief Financial Officer and Assistant Secretary of
Esstar, having been elected to those positions, except Treasurer, in June 1989. He was elected Treasurer on June 30, 1993. He also is Treasurer of METCO, having been elected to that position on December 31, 1991. Since January 1989, Mr. Mereschuk has been Vice President-Finance and Secretary of Essex and EI Holdings.

         Mr. Burke has been a Director of Amstar since 1986.   He is
a Managing Partner and a Director of First Capital Partners,
Inc., a private investment firm, a position he had held since
1993. He also has been a Director of ML Capital Partners, a private investment firm affiliated with Merrill Lynch & Co., Inc., since 1987. He was the Managing Partner of ML Capital Partners from 1993 to July 1994 and President of ML Capital
Partners from 1987 to 1993. ML Capital Partners is the general partner of several limited partnership investment funds which own shares of common stock and preferred stock of Esstar. Mr. Burke was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1985 to 1994. Mr. Burke is a director of Esstar, as well as a director of Borg-Warner Security Corporation, Pathmark Stores, Inc., Supermarkets General Holdings Corporation, AnnTaylor Stores Corporation, United Artists Theatre Circuit, Inc., World Color Press, Inc. and Wherehouse
Entertainment, Inc. Mr. Burke holds a B.A. degree from Brown University and an M.B.A. degree from the Harvard Graduate School of Business Administration.

         Mr. Fitzgibbons has been a Director of Amstar since July 1989. He is a Partner and a Director of First Capital Partners, Inc., a position that he has held since 1993. He also has been a Director of ML Capital Partners since 1988. He was a Partner of ML Capital Partners from 1993 to 1994 and Executive Vice President from 1988 to 1993. He was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1978 to 1994. Mr. Fitzgibbons is a director of Essex, EI Holdings and Esstar. He is also a director of Eckerd Corporation, Borg-Warner Security Corporation, Borg-Warner Automotive, Inc. and United Artists Theatre Circuit, Inc. Mr. Fitzgibbons holds a B.A. degree from Boston College and an M.B.A. degree from the Columbia University Graduate School of Business.

         Mr. Michas has been a Director of Amstar since July 1989. He is a Partner and a Director of First Capital Partners, Inc., a position he has held since 1993. He also has been a director of ML Capital Partners since 1989. He was a Partner of ML Capital Partners from 1993 to 1994 and Senior Vice President of ML
Capital Partners from 1989 to 1993. Mr. Michas also was a Director of the Investment Banking Division of Merrill Lynch &
Co. from 1990 to 1991 and a Managing Director from 1991 to 1994. Mr. Michas is a Director of Essex, EI Holdings and Esstar. He is also a director of Eckerd Corporation, Borg-Warner Security Corporation, Borg-Warner Automotive, Inc., Blue Bird Corporation, Pathmark Stores, Inc. and Supermarkets General Holdings Corporation. Mr. Michas holds a B. A. degree from Harvard
College and an M.B.A. degree from the Harvard Graduate School of Business Administration.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth a summary of plan and non-plan compensation provided or arranged for by the Company or a subsidiary of the Company that was awarded to, earned by, or paid to (i)
the chief executive officer of the Company, and (ii) the five most highly compensated executive officers of the Company or a subsidiary of the Company for the years ended December 31, 1994,
1993 and 1992.
                                       SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION
                                                                       OTHER ANNUAL  ALL OTHER(3)
NAME AND PRINCIPAL POSITION              YEAR      SALARY    BONUS(2)  COMPENSATION  COMPENSATION
ROBERT A. HAVERSAT(1)                    1994         -          -           -              -
  PRESIDENT AND CEO                      1993         -          -           -              -
  OF THE COMPANY                         1992         -          -           -              -

JOHN W. AMES                             1994      $125,742  $ 71,585     $10,000      $ 16,875
  VICE PRESIDENT                         1993       133,667    67,164       8,756        20,812
  ADMINISTRATION OF METCO                1992       130,000    48,943       7,830        18,310

RICHARD C. GROVE                         1994      $246,782  $163,625     $23,756      $109,945
  PRESIDENT AND CEO                      1993       234,504   120,729      19,573       125,303
  OF METCO                               1992       225,004    93,089      18,573       111,455

DANIEL R. PERRY                          1994      $115,117  $ 65,040     $ 9,225      $ 16,875
  VICE PRESIDENT - SALES                 1993       107,318    49,086       5,886        15,997
  OF METCO                               1992       100,022    33,742       7,925        13,632

DENNIS L. SCHMIDT                        1994      $120,667  $ 62,675     $10,828      $ 16,875
  VICE PRESIDENT - FINANCE               1993       115,117    50,048       9,475        17,482
  AND CONTROLLER OF METCO                1992       110,006    36,203       8,293        15,528

MICHAEL A. SCHMIDT                       1994      $115,117  $ 65,040     $ 8,202      $ 16,875
  VICE PRESIDENT - MARKETING             1993       107,318    49,086       6,269        15,931
  OF METCO                               1992       100,022    32,742       7,127        13,597

1.       The Company has been a holding company, without any employees, since June 30, 1989.  Mr.
         Haversat is employed by ESSTAR, the parent corporation of the Company, as President and CEO.
         All of Mr. Haversat's compensation is provided by ESSTAR.  The Company, and other subsidiaries of ESSTAR, are charged by ESSTAR on a proportionate basis for the services provided them by Mr. Haversat.  The charge to the Company for Mr. Haversat was $277,600,
         $245,180 and $145,600 in 1994, 1993 and 1992, respectively.

                                  (Notes continued on next page)
                                        25

2. Amounts of bonus in the Bonus column are reported for the year for which they were earned. Bonus payments are made in March of the year following the year for which the bonus was earned.

3. All Other Compensation for Messrs. Ames, D. Schmidt, M. Schmidt and Perry, for each year shown, was the contribution by METCO to their respective participant accounts held by the trustee under METCO's Employees' Profit Sharing Retirement Plan (the "Retirement Plan"), a defined contribution plan that provides retirement benefits for salaried and hourly employees of METCO. Under the terms of the Retirement Plan, 25% of a participant's share of METCO's contribution under the Retirement Plan for a year is paid directly to the participant in cash, before the end of the year, rather than to the trustee for the Retirement Plan. The cash payments received by Messrs. Ames, Grove, D. Schmidt, M. Schmidt and Perry, for the years 1994, 1993 and 1992 as a result of their participation in the Retirement Plan are included in the table above under Bonus and not under All Other Compensation. For Mr. Grove, All Other Compensation consists of the following amounts for 1994, 1993 and 1992, respectively:
         $16,875, $26,531 and $25,749 contributed to his account held by the trustee under the Retirement Plan; $70,809, $76,511 and $63,706 accrued for the benefit of his account under the Supplemental Retirement Benefit Program ("SERP"); $22,261, $22,261 and $22,000, which are the amounts of premiums paid by Esstar with respect to Mr. Grove under an executive split-dollar life insurance policy. Under the terms of the policy, a portion of those amounts will be recovered by Esstar upon Mr. Grove's termination of employment. For 1994, 1993 and 1992, the term-life insurance economic value of the split-dollar life insurance premium for Mr. Grove were the following respective amounts: $2,042, $1,899 and $1,712. Since the inception of the SERP in 1989, a total of $343,264 has been accrued for the benefit of Mr. Grove's account under the SERP. Of that total amount, a total of $211,026 was accrued in the years 1992 through 1994 and has been reported on Form 10-K as All Other Compensation for Mr. Grove for the year of accrual. In 1993, Mr. Grove received a distribution of $112,291 of the total of $272,455 that had been accrued for his benefit as of December 31, 1993. That distribution is not included in All Other Compensation for 1993 because of the prior reporting of accruals.

         Effective on December 31, 1992, grants of options to purchase class A common stock of Esstar were made by the Board of Directors of Esstar under the Esstar Incorporated 1992 Management Investors Stock Option Plan to employees of Esstar and its subsidiaries. The total number of options granted to all employees consisted of grants of 134,544 Basic Options and 2,000,000 Additional Options. The option grants made to

         Messrs. Haversat, Ames, Grove, D. Schmidt, M. Schmidt and Perry were as follows: Mr. Haversat, 34,789 Basic Options and 250,000 Additional Options; Mr. Ames, 74,000 Additional Options; Mr. Grove, 170,000 Additional Options; Mr. D. Schmidt, 4,349 Basic Options and 35,000 Additional Options; Mr. M. Schmidt, 729 Basic Options and 35,000 Additional Options; and Mr. Perry, 664 Basic Options and 35,000 Additional Options. Basic Options were immediately exercisable. Additional Options became exercisable on December 31, 1994. The options all expire on December 31, 2001. The option price for all option grants was $0.01 per share, which Esstar has stated was not materially different from the fair market value of the related stock at the date of grant. No amount has been recorded under All Other Compensation with respect to the option grants.

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

Retirement Benefits (Defined Benefit)

         The Company's pension plan for salaried employees terminated on June 30, 1989. No service under the plan accrued after that date and benefits payable under the plan became fixed on that date. The plan provided non-contributory benefits based upon both years of service and the employee's highest consecutive 3-year average annual compensation during the last 10 years of service, including bonuses. Payment of benefits remaining to be paid under the plan has been funded through the purchase of annuities with assets held in the trust for the plan. Mr. Grove will be entitled to receive at age 60 monthly pension payments of $4,433, assuming he elects a single life basis of payment.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Esstar owns 1,000 shares of common stock, par value $0.01 per share, of the Company, which constitutes all of the shares of capital stock of the Company which were outstanding as of March
24, 1995. No director or executive officer of the Company owns any shares of common stock of the Company.

Item 13.   Certain Relationships and Related Transactions

         All of the Directors of the Company are also Directors of Esstar.

         In connection with the Combination, the Company entered into a tax sharing agreement with Esstar. See "Working Capital" at page 15.)

                             PART IV


Item  14.     Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K


         (a)       Documents filed as part of this Form 10-K

                   (1)  Financial Statements

                        The consolidated financial statements,
                   together with the report thereon of Arthur
                   Andersen LLP dated February 17, 1995, filed with this report are listed in the accompanying Index to Consolidated Financial Statements and Schedules (S-1).

                   (2)  Financial Statement Schedules

                        The financial statement schedules filed with
                   this Report are listed in the accompanying Index to Consolidated Financial Statements and Schedules (S-1).

                   (3)  Exhibits

                        The Exhibits filed with this report are
                   listed in the Exhibit Index commencing at page 32.

                        Each management contract or compensatory plan
                   or arrangement required to be filed as an exhibit to this Report pursuant to Item 14(C) identified in the Exhibit Index by the sign # immediately beneath the numerical listing of the filing in the Index.

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


Dated:   March 30, 1995


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



          *                            President and Director
Robert A. Haversat                     (Principal Executive Officer)



/s/ Jeffrey A. Mereschuk               Vice President and Chief
Jeffrey A. Mereschuk                   Financial Officer
                                       (Principal Financial Officer)


/s/ John D. Speridakos                 Controller
John D. Speridakos                     (Principal Accounting Officer)



Dated:  March 30, 1995

Directors:



         *
James J. Burke, Jr.




          *
A. J. Fitzgibbons, III




          *
Alexis P. Michas




          *
J. G. Rubenstein




          *
Howard B. Wentz, Jr.




*By  /s/ Kenneth J. Jones
         Kenneth J. Jones
         Attorney-in-Fact
         March 30, 1995

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

(xiii)(5)**  -     Second Supplemental Indenture dated as of December 31, 1991, between ESSEX Industries, Inc. and ____________, as Trustee, and acknowledged by Amstar Corporation, relating to Senior
                   Subordinated Discount Notes due 1997.

(xiv)**     -      The Credit Agreement, dated as of December 31, 1991, between
                   Milwaukee Electric Tool Corporation, as borrower and Heller
                   Financial, Inc., as agent and lender.

(xv)(1)***   -     Waiver and First Amendment to Credit Agreement dated
                   December 31,1992, between Milwaukee Electric Tool
                   Corporation and Heller Financial, Inc., as agent and lender.

(xv)(2) - Second Amendment, dated October 26, 1993, to Credit Agreement dated as of December 31, 1991, between Milwaukee Electric Tool Corporation, as borrower and Heller Financial Inc., as agent and lender. (Incorporated by reference to Exhibit 10(I) to Form 10-Q of the Registrant for the quarter ended September 30, 1993.)

(xv)(3) - Reaffirmation, dated October 26, 1993, of Amstar Corporation, acknowledging the Second Amendment to Credit Agreement and reaffirming its obligations under the Secured Guaranty dated as of December 31, 1991, in favor of Heller Financial, Inc. (Incorporated by reference to Exhibit 10(ii) to Form 10-Q of the Registrant for the quarter ended September 30, 1993.)
__________________
*   Incorporated by reference to the same numbered exhibit to Form
    10-K of the Registrant for the year ended June 30, 1989.

** Incorporated by reference to the same numbered exhibit to Form 8-K of the Registrant, Date of Report: December 31, 1991.

*** Incorporated by reference to the same numbered exhibit to Form 10-K of the Registrant for the year ended December 31, 1992.

(xv)(4)    -  Waiver and Third Amendment to Credit Agreement, dated June
              7, 1994, between Milwaukee Electric Tool Corporation and Heller Financial, Inc., as agent and lender.

(xv)(5)    -  Fourth Amendment to Credit Agreement, dated as of January
              26, 1995, between Milwaukee Electric Tool Corporation and Heller Financial, Inc., as agent and lender.

(xvi)**    -  The Secured Guaranty of Amstar Corporation, dated as of
              December 31, 1991, in favor of Heller Financial, Inc. as agent, and the lenders specified therein.

(xvi)(1)*   - Amended and Restated Secured Guaranty of Amstar Corporation
              dated as of December 31, 1992, in favor of Heller Financial, Inc. as agent, and the lenders specified therein.

(xvi)(2)    - First Amendment to Amended and Restated Secured Guaranty,
              dated June 7, 1994, of Amstar Corporation, in favor of Heller Financial, Inc. as agent and specified lenders.

(xvii)**    - Assignment of Copyrights and Licenses, dated as of December
              31, 1991, between Milwaukee Electric Tool Corporation and Heller Financial, Inc. as agent.

(xviii)**   - Assignment of Patents, dated as of December 31, 1991,
              between Milwaukee Electric Tool Corporation and Heller Financial, Inc. as agent.

(xix)**    -  Assignment of Trademarks, dated as of December 31, 1991, between Milwaukee Electric Tool Corporation and Heller Financial, Inc. as agent.

(xx)**     -  Pledge Agreement, dated as of December 31, 1991, between
              Amstar Corporation and Heller Financial, Inc. as agent.

(xxi)**    -  Subsidiary Pledge Agreement, dated as of December 31, 1991, between Milwaukee Electric Tool Corporation and Heller Financial, Inc. as agent.

(xxii)     -  Subsidiary Pledge Agreement, dated as of June 7, 1994,
              between Milwaukee Electric Tool Corporation and Heller Financial, Inc. as agent.
__________________

* Incorporated by reference to the same numbered exhibit to Form 10-K of the Registrant for the year ended December 31, 1992.

** Incorporated by reference to the same numbered exhibit to Form 8-K of the Registrant, Date of Report: December 31, 1991.

(xxiii)**       -  Post-Closing Agreement, dated as of December 31, 1991,
                   between Milwaukee Electric Tool Corporation and Heller
                   Financial, Inc. as agent.

(xxiv)**        -  Debt Exchange Agreement, dated as of December 31, 1991, between Amstar Corporation and ESSEX Industries, Inc.

(22)            -  List of subsidiaries of the Registrant.

(25)            -  Power of attorney.

(28)*           -  ESSTAR Incorporated 1992 Management Investors Stock
 #                 Option Plan

(28)(viii)***   -  Agreement entered into by ESSTAR Incorporated with Richard
     #             C. Grove, as of June 30, 1989.









_____________________
* Incorporated by reference to the same numbered exhibit to Form 10-K of the Registrant for the year ended December 31, 1992.

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

               AMSTAR CORPORATION AND SUBSIDIARIES

            Index to Consolidated Financial Statements
                          and Schedules

                                                               Page

Report of Independent Public Accountants                        S-2

Statements:
         Amstar Corporation and Subsidiaries Consolidated
         Balance Sheets as of December 31, 1994 and December
         31, 1993.                                              S-3

         Amstar Corporation and Subsidiaries Consolidated
         Statements of Operations for the years ended
         December 31, 1994, 1993, and 1992.                     S-4

         Amstar Corporation and Subsidiaries Consolidated
         Statements of Changes in Stockholder's Equity (Deficit) for the years ended December 31, 1994, 1993, and 1992. S-5

         Amstar Corporation and Subsidiaries Consolidated
         Statements of Cash Flows for the years ended December
         31, 1994, 1993, and 1992.                              S-6

Notes to Consolidated Financial Statements                      S-7

Schedules - For the Years Ended December 31, 1992,
            1993, and 1994

VIII  Valuation and Qualifying Accounts                         S-19


Separate financial statements of the Registrant have been omitted because (I) the consolidated statements of the Registrant and its subsidiaries are filed, and (ii) the Registrant is primarily an operating company and all subsidiaries are wholly owned and are not indebted to any person other than the Registrant in an amount which is material in relation to the total consolidated assets, as of December 31, 1994, excepting indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation. Schedules other than those listed in the index are omitted because they are not required or are not applicable or because the required information is included in the financial statements or notes thereto.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
          Stockholder of Amstar Corporation:

We have audited the accompanying consolidated balance sheets of Amstar Corporation (a Delaware corporation and wholly-owned subsidiary of ESSTAR Incorporated) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amstar Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Notes 7 and 8 to the consolidated financial statements, effective January 1, 1993, the Corporation changed its methods of accounting for postretirement benefits other than pensions and income taxes.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                   ARTHUR ANDERSEN LLP
New Haven, Connecticut
February 17, 1995

         AMSTAR CORPORATION AND SUBSIDIARIES
  (a wholly-owned subsidiary of ESSTAR Incorporated)
             CONSOLIDATED BALANCE SHEETS
          AS OF DECEMBER 31, 1994 AND 1993
            (dollar amounts in thousands)
                                             1994      1993
                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents               $   2,065 $   2,554
     Accounts receivable, net of allowance
       for doubtful accounts of $829
       and $788                                 61,694    54,943
     Receivable from ESSTAR Incorporated         5,194       946
     Inventories                                47,155    38,671
     Other current assets                          783       861

          Total current assets                 116,891    97,975

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                        1,464     1,578
     Buildings and structures                    9,799     9,627
     Machinery and equipment                    93,473    81,218
                                             --------- ---------
                                               104,736    92,423
          Less - accumulated depreciation
            and amortization                    33,685    28,328
                                             --------- ---------
                                                71,051    64,095
                                             --------- ---------
GOODWILL AND OTHER INTANGIBLES, net of
  accumulated amortization of $33,845
  and $29,236                                  95,178    99,787
                                             --------- ---------
OTHER ASSETS                                    1,075     1,024
                                             --------- ---------
                                            $ 284,195 $ 262,881
                                             ========= =========
       LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Current maturities of long-term debt    $  10,000 $    -
     Accounts payable                           21,312    15,895
     Accrued interest                            8,331     8,331
     Accrued income taxes                        1,973     1,179
     Accrued payroll and benefits               13,607    11,223
     Deferred income taxes                       3,349     3,467
     Accrued distributor rebates                 4,975     2,535
     Other accrued expenses                      7,275     6,830
                                             --------- ---------
          Total current liabilities             70,822    49,460
                                             --------- ---------

LONG-TERM DEBT, net of current maturities      195,300   201,800
                                             --------- ---------
DEFERRED INCOME TAXES                            4,200     9,851
                                             --------- ---------
OTHER NONCURRENT LIABILITIES                    21,911    22,643
                                             --------- ---------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 10)

STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock $.01 par value, 1,000 shares
    authorized, issued and outstanding             -         -
  Additional paid-in capital                    64,814    64,814
  Retained earnings                             34,907    22,072
  Notes and accrued interest receivable from
    related party                             (107,759) (107,759)
                                              --------- ---------
     Total stockholder's equity (deficit)       (8,038)  (20,873)
                                              --------- ---------
                                              $284,195  $262,881

       The accompanying notes are an integral part of these consolidated financial statements.

AMSTAR CORPORATION AND SUBSIDIARIES
(a wholly-owned subsidiary of ESSTAR Incorporated)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(amounts in thousands)



                                   1994      1993      1992

Net sales                          $367,377  $306,441  $266,405
Costs of products sold              250,421   214,191   185,974
                                   --------  --------  --------
    Gross profit                    116,956    92,250    80,431
Selling, general and administrative
  expenses                           61,936    58,023    49,272
Amortization of goodwill and other
  intangibles                         4,609     4,609     4,520
                                   --------  --------  --------
     Operating income                50,411    29,618    26,639

Interest income                         419    14,869    13,109
Interest expense                    (24,274)  (23,591)  (23,626)
Other expense                          (829)      (21)      (35)
                                   --------  --------  --------
    Income before provision for
      income taxes and cumulative
      effects of changes in
      accounting principles          25,727    20,875    16,087
                                   --------  --------  --------
Provision for income taxes:
  Federal                             8,990     7,970     4,971
  State and local                     3,902     2,679     1,963
                                   --------  --------  --------
                                     12,892    10,649     6,934
                                   --------  --------  --------
    Income before cumulative
      effects of changes in
      accounting principles          12,835    10,226     9,153

Cumulative effects of changes in
  accounting principles                -      (10,957)     -
                                   --------  --------  --------
     Net income (loss)             $ 12,835  $   (731) $  9,153
                                   ========  ========  ========




The accompanying notes are an integral part of these consolidated financial statements.

AMSTAR CORPORATION AND SUBSIDIARIES
(a wholly-owned subsidiary of ESSTAR Incorporated)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(dollar amounts in thousands)
                                                                 Notes and
                                            Additional          Accrued Interest
                         Common Stock        Paid-in   Retained  Receivable From
                         Shares    Amount    Capital   Earnings  Related Party

Balance, January 1, 1992 1,000     $ -       $64,814   $21,150     $    -

Net income                -          -          -        9,153          -
                         -----      ---      -------   -------     ---------
Balance,
  December 31, 1992      1,000       -        64,814    30,303          -

Dividend paid to ESSTAR
  Incorporated            -          -          -       (7,500)         -

Net loss                  -          -          -         (731)         -

Reclassification of notes
  and accrued interest
  receivable from related
  party                   -          -          -         -         (107,759)
                         -----      ---      -------   -------     ---------
Balance,
  December 31, 1993      1,000       -        64,814    22,072      (107,759)

Net income                -          -          -       12,835          -
                         -----      ---      -------   -------     ---------
Balance,
  December 31, 1994      1,000     $ -       $64,814   $34,907     $(107,759)
                         =====      ===      =======   =======     =========

       The accompanying notes are an integral part of these consolidated financial statements.

       AMSTAR CORPORATION AND SUBSIDIARIES
 (a wholly-owned subsidiary of ESSTAR Incorporated)
      CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
              (amounts in thousands)

                                        1994      1993      1992
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income before cumulative
    effects of changes in
    accounting principles          $ 12,835  $ 10,226  $  9,153
  Adjustments to reconcile net
    income to net cash
    provided by operating
      activities:
      Depreciation                    6,975     6,439     5,494
      Amortization of goodwill
      and other intangibles           4,609     4,609     4,520
      Accretion of non-cash
        interest                       -      (14,056)  (12,222)
      Provision for deferred taxes   (5,477)      193      -
      Loss on disposal of fixed
        assets                        1,182      -         -
      Changes in operating assets
      and liabilities:
          Accounts receivable       (10,999)   (6,320)   (5,504)
          Inventories                (8,484)    4,282    (2,691)
          Refundable income taxes      -         -       15,750
          Other current assets           78        94       222
          Other assets                  (51)     (418)     (198)
          Accounts payable            5,417       867       (63)
          Accrued income taxes          794    (9,079)    1,709
          Accrued payroll and
            employee benefit costs    2,384     2,199       785
          Deferred income taxes        (292)   (3,026)     -
          Other current liabil-
            ities                     2,885     1,518     1,780
          Other noncurrent
            liabilities                (732)    7,854    (3,103)
                                   --------  --------  --------

    Net cash provided by operating
      activities                     11,124     5,382    15,632
                                   --------  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of discontinued
    operations                         -         -        6,695
  Purchases of property, plant
    and equipment, net             (15,113)    (8,311)   (6,786)
                                   --------  --------  --------
    Net cash used in investing
      activities                   (15,113)    (8,311)      (91)
                                   --------  --------  --------



CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in revolving
    credit agreement                  3,500     6,500    (8,951)
  Repayment of capital lease
    obligations                        -         -         (289)
  Dividend paid                        -       (7,500)     -
                                   --------  --------  --------
    Net cash provided by (used in)
      financing activities            3,500    (1,000)   (9,240)
                                   --------  --------  --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     (489)   (3,929)    6,301

CASH AND CASH EQUIVALENTS,
  beginning of period                 2,554     6,483       182
                                   --------  --------  --------
CASH AND CASH EQUIVALENTS,
  end of period                    $  2,065  $  2,554  $  6,483
                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest                       $ 24,197  $ 23,520  $ 23,626
                                   ========  ========  ========
    Income taxes                   $ 17,728  $ 14,928  $ 17,354
                                   ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

AMSTAR CORPORATION AND SUBSIDIARIES
(a wholly-owned subsidiary of ESSTAR Incorporated)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1993 AND 1992


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


2.   Summary of Significant Accounting Policies:

Principles of consolidation -

The accompanying consolidated financial statements include the accounts of Amstar Corporation and its wholly-owned subsidiaries Milwaukee Electric Tool Corporation (Metco) and Milrem Corp. (Milrem). All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Goodwill and other intangibles -

Goodwill and other intangibles represent the excess of cost over the fair value of assets acquired and liabilities assumed related to a previous acquisition of the Corporation and are being amortized, on a straight-line basis, over 40 years for goodwill and 7.5 to 10 years for other intangible assets. The unamortized balances of goodwill and other intangibles were $92,336,000 and $2,842,000, respectively, at December 31, 1994 and $95,242,000 and $4,545,000, respectively, at December 31, 1993.

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

Research and development -
The Corporation's research and development costs are charged to costs of products sold as incurred and amounted to $5,782,000, $4,531,000 and $3,986,000 for the years ended December 31, 1994,
1993 and 1992, respectively.

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

Cash and cash equivalents -
The Corporation considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

3.   Inventories:

Substantially all inventories are valued at the lower of cost, under the last-in, first-out method (LIFO), or market and include materials, labor and manufacturing overhead. As a result of the application of purchase accounting in 1986, the financial accounting basis of the inventories changed, while the basis for federal income tax reporting purposes did not. Accordingly, as of December 31, 1994 and 1993 the LIFO inventories reflected in the accompanying consolidated balance sheets are stated at an amount $17,952,000 greater than the LIFO inventories reported for federal income tax purposes.

At December 31, 1994 and 1993, the LIFO inventories reflected in the consolidated balance sheets are $5,765,000 and $5,721,000, respectively, less than current costs.

Inventories at December 31, 1994 and 1993 consisted of the
following:
                                   1994      1993
                                   (amounts in thousands)

     Raw materials and parts       $24,672   $21,660
     Work-in-process                 1,423     1,167
     Finished goods                 21,060    15,844
                                   -------   -------
                                   $47,155   $38,671
                                   =======   =======
4.   Notes Receivable from Related Party:

Concurrent with the Combination, ESSEX Holdings, Inc. (formerly ESSEX Industries, Inc.) (ESSEX) issued, and the Corporation purchased, $152,733,000 aggregate principal amount of Senior Subordinated Discount Notes due 1997 and $100,000,000 aggregate principal amount of 14% Subordinated Debentures due 1997, for an aggregate cash purchase price of $175,000,000.

The Senior Subordinated Discount Notes bear interest at 15% per annum, payable semi-annually. At the option of ESSEX, the payment of interest in cash may be deferred until the February 1, 1997 maturity date of these notes. If the cash interest payments are deferred, the Corporation will receive additional securities in lieu of cash. These notes are subject to redemption after August 1, 1994, in whole or in part, at the election of ESSEX, at a redemption price equal to 102.14% and 100% of the outstanding principal balance as of the first day of August 1995 and 1996, respectively.

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

As of December 31, 1993, ESSEX wrote off the remaining balance of its goodwill of $82,287,000 based on ESSEX's projections of future net income. Based on this information, the Corporation determined that, as of December 31, 1993, the ultimate realization of a portion of the Senior Subordinated Discount Notes may be in doubt. Accordingly, the Corporation has classified the amount due as of December 31, 1993 under the Senior Subordinated Discount Notes as an offset to stockholder's equity in the accompanying consolidated balance sheets and statements of changes in stockholder's equity (deficit). As of December 31, 1994, the fully accreted value of the Senior Subordinated Discount Notes was $123,921,000.

For the years ended December 31, 1993 and 1992, the Corporation recognized $14,056,000 and $12,222,000 of interest income, respectively, related to these notes receivable from affiliate. This interest income was added to the carrying value of the Senior Subordinated Discount Notes during the years ended December 31, 1993 and 1992, respectively. During 1994, the Corporation fully reserved the $16,162,000 of interest accretion recorded during 1994 on the Senior Subordinated Discount Notes.

5.   Long-Term Debt:
Long-term debt at December 31, 1994 and 1993 consisted of the following:
                                          1994      1993
                                      (amounts in thousands)

     11.375% Senior Subordinated Notes  $195,300  $195,300
     Bank debt                            10,000     6,500
                                        --------  --------
                                         205,300   201,800
     Less - current maturities            10,000      -
                                        --------  --------
                                        $195,300  $201,800
                                        ========  ========
Bank debt -
On December 31, 1991, Metco entered into a credit agreement with a lending institution which provides for a primary letter of credit facility of $15,000,000, a primary revolving facility of $45,000,000 (of which up to $15,000,000 may be used for additional letters of credit) and a secondary revolving loan facility of $15,000,000 (collectively the Credit Facility).
Borrowings under the revolving facilities are limited to 90% of eligible accounts receivable and 65% of eligible inventory, as defined. At December 31, 1994, additional borrowings of $42,455,000 were available under the Credit Facility. The Credit
Agreement expires and all obligations outstanding thereunder become due and payable on December 31, 1995. Interest on outstanding borrowings is payable at either the London Interbank
Offered Rate (6.25% at December 31, 1994) plus 3.0% to 3.75% or the prime rate (8.5% at December 31, 1994) plus 1.75% to 2.50%, depending upon the nature of the borrowing. If Metco's operating cash flow, as defined, does not meet certain minimum ratios for a specified period of time, then interest rates will be increased by 1.0%.

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

Metco is also subject to financial covenants including maximum annual capital expenditures ($15,000,000 during 1994 and $25,000,000 during 1995; provided that up to $2,000,000 not expended in any fiscal year may be carried over and expended in the next fiscal year), consolidated net income before interest, depreciation, amortization and taxes (EBIDAT), as defined, ($41,000,000 in 1994 increasing to $42,000,000 in 1995), EBIDAT as a ratio of interest expense, as defined (5.0 to 1.0 in 1994 and 1995), and EBIDAT as a ratio of fixed charges, as defined (1.0 to 1.0 in 1994 and 1995).

The Corporation's restrictive provisions include, among others, that the Corporation may not incur certain additional indebtedness, incur certain contingent liabilities, or pay dividends or certain other payments to ESSTAR except as set forth in the Credit Facility. In addition, the Corporation is also subject to a financial covenant that the ratio of certain of its income divided by certain of its interest expense, as defined, must not be less than 1.0 to 1.0. At December 31, 1994, Metco and the Corporation were in compliance with the covenants in the Credit Facility.

This Agreement provides for a 2.0% per annum fee on all outstanding letters of credit and a 0.5% per annum fee on the unused portion of the Credit Facility. The outstanding standby letters-of-credit at December 31, 1994 were $22,545,000.

11.375% Senior Subordinated Notes -
The indenture agreement under which the 11.375% Senior Subordinated Notes (the Notes) were issued does not require sinking fund payments. Interest is payable semi-annually and the Notes are due on February 15, 1997. The Notes are redeemable at the option of the Corporation at a redemption price of 101.3% of the principal amount in 1995 and 100% of the principal amount thereafter.

The indenture agreement limits the amount of dividends which the Corporation can pay to ESSTAR to 50% of cumulative net income, as defined, as adjusted for certain equity transactions. As of December 31, 1994, approximately $11,530,000 was available for future distribution.

Maturities under the debt instruments may be accelerated upon the occurrence of certain events as defined in the respective agreements including, but not limited to, failure to make principal and interest payments when due and breach of certain covenants in the agreements.

6.   Commitments and Related Matters:
Leases -
The Corporation and its subsidiaries lease property, plant and equipment under a number of leases extending for varying periods of time. Operating lease rental expense amounted to approximately $3,589,000, $3,480,000 and $3,435,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

Minimum rental commitments as of December 31, 1994, under non-cancellable leases with terms of more than one year, are as follows:

     Year Ending                   Amount
     December 31,              (in thousands)

           1995                    $2,439
           1996                     1,660
           1997                       839
           1998                       513
           1999                       440
           Thereafter                 521

Environmental liabilities -

The Corporation has incurred certain environmental obligations incidental to the normal conduct of its business. The estimated costs associated with such known obligations have been recognized in the accompanying consolidated financial statements.

7.   Retirement Benefits:

Profit sharing plans -

Metco has a profit sharing plan for substantially all of its employees. Expense for this plan amounted to $9,469,000, $8,221,000 and $7,381,000, for the years ended December 31, 1994,
1993 and 1992, respectively.

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

The following table reconciles the accrued postretirement benefit liability as reflected on the accompanying consolidated balance sheets as of December 31, 1994 and 1993 (in thousands):

                                             1994      1993

Retirees                                     $5,756    $6,314
Other fully eligible participants               893     1,074
Other active participants                     2,395     2,418
                                             ------    ------
Accrued postretirement benefit liability     $9,044    $9,806
                                             ======    ======

Net postretirement benefit expense for 1994 and 1993 included the following components (in thousands):
                                             1994      1993

Service cost                                 $ 167     $ 152
Interest cost on accumulated postretirement
  benefit obligation                           722       732
Change in actuarial assumptions               (954)     (259)
                                             -----     -----
Net postretirement benefit (income) expense  $ (65)    $ 625
                                             =====     =====

For measurement purposes, as of December 31, 1994, a 10% annual rate of increase in the per capita cost of covered health care claims was assumed for 1995, with the rate assumed to decrease gradually to 5% for 2004 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $776,000 and the aggregate of the service and interest cost components of net postretirement health care cost for the year then ended by $86,000. The weighted-average discount rate used in determining the accumulated postretirement benefit liability was 8.5% and 7.25% as of December 31, 1994 and 1993, respectively.

Prior to 1993, the Corporation recognized postretirement health care benefits on a modified cash basis. Postretirement health care benefits charged to expense was $404,000 in 1992. Prior year financial statements have not been restated to reflect this new method of accounting.

8.   Income Taxes:

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

The provisions for income taxes for the years ended December 31, 1994, 1993 and 1992 were as follows (in thousands):

                                   1994      1993      1992
          Current:
               Federal             $14,374   $ 7,736   $4,971
               State and local       3,995     2,720    1,963
                                   -------   -------   ------
                                    18,369    10,456    6,934
          Deferred:
               Federal              (5,384)      234     -
               State and local         (93)      (41)    -
                                   -------   -------   ------
                                    (5,477)      193     -
                                   -------   -------   ------
               Total provision     $12,892   $10,649   $6,934
                                   =======   =======   ======

The tax effect of the primary temporary differences giving rise to the Corporation's consolidated deferred tax assets and liabilities at December 31, 1994 and 1993 are as follows (in thousands):
                                          1994
                              Current Asset  Long-Term Asset
                              (Liability)    (Liability)

Inventory related               $(7,091)       $   -
Post-retirement benefits           -              4,055
Depreciation and amortization      -            (15,340)
Interest from affiliate            -              6,874
State net operating losses         -              3,416
Federal net operating losses      1,050            -
Other, net                        3,859           1,185
                                -------        --------
                                 (2,182)            190
Valuation allowance              (1,167)         (4,390)
                                -------        --------
Total deferred income taxes     $(3,349)       $ (4,200)
                                =======        ========

                                          1993
                              Current Asset  Long-Term Asset
                              (Liability)    (Liability)

Inventory related               $(6,667)      $   -
Post-retirement benefits           -             4,104
Depreciation and amortization      -           (15,472)
State net operating losses         -             1,150
Federal net operating losses       -             1,050
Other, net                        3,499          1,319
                                -------        -------
                                 (3,168)        (7,849)
Valuation allowance                (299)        (2,002)
                                -------       --------
Total deferred income taxes     $(3,467)      $ (9,851)
                                =======       ========

Gross deferred tax assets of $21,013,000 and $12,708,000, net of a valuation allowance of $5,557,000 and $2,301,000 and gross deferred tax liabilities of $23,005,000 and $23,725,000 are included in the deferred tax balances as of December 31, 1994 and 1993, respectively.

The difference between the Corporation's Federal effective tax rate and the statutory tax rate for the years ended December 31, 1994, 1993 and 1992 arises from the following:

                                   1994      1993      1992

Federal statutory rate             35.0%     35.0%     34.0%
Increase (decrease) resulting from:
  Goodwill amortization not
    deductible                      3.9       4.9       6.1
  State income taxes               (5.3)     (4.5)     (4.1)
  Non-deductible depreciation        -         -        2.1
  Reduction of prior year tax
    liability                        -         -       (2.7)
  Deductible reserves                -         -       (4.5)
  Statutory rate change              -        1.9        -
  Other, net                        1.3        .9        -
                                   ----      ----      ----
      Effective Federal tax rate   34.9%     38.2%     30.9%
                                   ====      ====      ====

As a result of differences in the recognition of expenses for tax and financial statement purposes, the 1992 provision for Federal income taxes are more than the amount currently payable due to the following (in thousands):
                                             1992

Accelerated depreciation                     $ (714)
Employee benefit reserves                       (86)
Insurance reserves                             (275)
Disposition of assets                         1,768
Other                                           350
                                             ------
                                             $1,043
                                             ======
At December 31, 1994, the Corporation had approximately $3,000,000 of Federal net operating loss carryforwards which can be used, subject to certain limitations, to offset future Federal taxable income, if any. The carryforwards expire beginning in the year 2007. As of December 31, 1994, the Corporation had approximately $29,000,000 of state net operating loss carryforwards which can be used, subject to certain limitations, to offset future state taxable income, if any. These carryforwards expire beginning in the year 1997.

For the year ended December 31, 1993, additional depreciation and amortization expense of $614,000 was recognized as a result of the adoption of SFAS 109.

                               -11-
9.   Litigation:

The Corporation is involved in various matters of litigation incidental to the normal conduct of its business. In management's opinion, the disposition of that litigation will not have a material adverse impact on the Corporation's financial condition or results of operations.

10.  Related Party Transactions:

In connection with the Combination, ESSTAR and its subsidiaries incurred certain advisory, legal and financing fees. As a result, the Corporation paid $975,000 of such fees to an affiliate of a primary stockholder of ESSTAR. Of these fees, $118,000 and $164,000 are included in goodwill and other intangible assets in the accompanying consolidated balance sheets as of December 31, 1994 and 1993, respectively, and are being amortized over eight years, concurrent with the length of the respective debt.

During the year ended December 31, 1993, the Corporation paid a dividend to its parent in the amount of $7,500,000. There were no dividends declared or paid in 1994 or 1992.

The Corporation, ESSEX and ESSTAR share facilities and personnel related to corporate administrative activities. Charges of $3,960,000, for these costs have been allocated to the Corporation for the years ended December 31, 1994, 1993 and 1992, and are based on time and expenses incurred by ESSTAR.

Certain members of management of the Corporation participate in ESSTAR's stock option plans.

Receivable from ESSTAR represents advances by the Corporation to ESSTAR. The advances bear interest at 10% of the average outstanding monthly balance.

11.  Disclosures about Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, accounts receivable and payable, and accrued current obligations -

For these short-term account balances, the carrying amount is a reasonable estimate of fair value.

11.375% Senior Subordinated Notes -

The fair value of the Notes is estimated to be $192,371,000, based on the most recent traded price known at December 31, 1994.

Bank loans -

The carrying value is a reasonable estimate of fair value as the debt is frequently repriced based on prime and London Interbank
Offered rates, and there has been no significant change in credit risks since the financing was obtained in 1991.

12.  Concentrations of Credit Risk:

Financial instruments which potentially subject the Corporation to concentration of credit risk consist principally of temporary cash investments and trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Corporation's customer base.

13.  Significant Customers:

For the year ended December 31, 1994, sales to one customer comprised 11% of revenues.


14.  Industry Segment Data:

The Corporation's products are all included in one segment, the power tool segment. The Corporation's principal plants and other facilities are located in the United States, with a smaller installation located in Canada.

                                S-19

                                                                  SCHEDULE VIII

                           AMSTAR CORPORATION AND SUBSIDIARIES
                             VALUATION AND QUALIFY ACCOUNTS
                  FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994
                                 (thousands of dollars)

COLUMN A             COLUMN B                COLUMN C             COLUMN D       COLUMN E
                                            ADDITIONS
                                      (1)            (2)
                    Balance at     Charged to     Charged to     Deductions      Balance
                    Beginning      Costs and        Other         Write-Off      at End
                    of Period       Expenses       Accounts      of Bad Debts   of Period


DESCRIPTION

Fiscal Year 1992

Allowance for
Doubtful Accounts      729            183              --           (187)            725


Fiscal Year 1993

Allowance for
Doubtful Accounts      725            783              --           (720)            788


Fiscal Year 1994

Allowance for
Doubtful Accounts      788            311              --           (270)            829
