Form 10-Q
period 1995-03-31
AMSTAR CORP /DE/
filed 1995-05-15
CIK 807711

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549

                             F O R M 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1995

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

                   Yes     X                No

As of May 8, 1995 a total of 1,000 shares of common stock of the Company was outstanding. All of the common stock is owned by ESSTAR Incorporated.

PART 1. FINANCIAL INFORMATION

          AMSTAR CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars)

                                       QUARTER ENDED MARCH 31,
                                         1995           1994

Net sales                              $93,851        $78,759
Costs of products sold                  62,968         54,335

Gross profit                            30,883         24,424

    Selling, general and admin-
      istrative expenses                17,151         14,834
    Amortization of goodwill
      and other intangibles              1,033          1,033

Operating income                        12,699          8,557

    Interest expense, net               (6,095)        (5,925)
    Other expense, net                     (65)          (191)

Income before provision for
  income taxes                           6,539          2,441

Provision for income taxes:
    Federal                              2,202            878
    State                                1,047            664

                                         3,249          1,542

Net income                             $ 3,290        $   899

                    See accompanying notes

                    AMSTAR CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         (thousands of dollars)

                                            March 31,   December 31,
                                              1995         1994
ASSETS
Current Assets:
    Cash and cash equivalents               $  3,135     $  2,065
    Accounts receivable                       60,618       61,694
    Receivable from ESSTAR Incorporated        7,402        5,194
    Inventories                               55,526       47,155
    Other                                        627          783
    Total current assets                     127,308      116,891

Property, plant and equipment, net            71,742       71,051

Goodwill and other intangibles, net           94,027       95,178

Other assets                                   1,009        1,075

       Total Assets                         $294,086     $284,195

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
    Current maturities of long-term debt    $ 45,100      $10,000
    Accounts payable                          20,627       21,312
    Accrued interest                           2,777        8,331
    Accrued payroll and benefits               7,415       13,607
    Accrued income taxes                         851        1,973
    Deferred income taxes                      3,396        3,349
    Accrued distributor rebates                2,351        4,975
    Other accrued expenses                     6,568        7,275
       Total current liabilities              89,085       70,822

Long-term debt                               195,300      195,300
Deferred income taxes                          2,790        4,200
Other noncurrent liabilities                  21,659       21,911

Stockholder's Equity (Deficit):
    Common stock $.01 par value,
      1000 shares authorized,
      issued and outstanding                --               --
    Additional paid-in capital                64,814       64,814
    Retained earnings                         28,197       34,907
    Notes and accrued interest
      receivable from related party         (107,759)    (107,759)

      Total stockholder's equity(deficit)    (14,748)      (8,038)

      Total Liabilities and Stockholder's
        Equity (Deficit)                    $294,086     $284,195

                   See accompanying notes
               AMSTAR CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (thousands of dollars)

                                            Quarter Ended March 31,
                                               1995         1994
Cash flows from operating activities:
Net income                                  $  3,290     $    899
Adjustments to reconcile net income
    to net cash used for operations:
     Depreciation                              2,198        1,882
       Deferred income taxes                  (1,403)        (903)
     Amortization of goodwill and
          other intangibles                    1,033        1,033
                                               5,118        2,911
Change in operating assets and liabilities,
  net of accounting changes:
       Receivables                            (1,132)      (1,154)
       Inventories                            (8,371)      (5,364)
       Other current assets                      156         (258)
       Other assets                              184          214
       Accounts payable                         (685)       1,908
       Accrued income taxes                   (1,122)        (543)
       Other current liabilities             (15,037)     (11,221)
       Other noncurrent liabilities             (252)        (273)
Net cash used for operations                 (21,141)     (13,780)

Cash flows from investing activities:
Purchases of property, plant and
    equipment, net                            (2,889)     (3,084)
Dividend paid                                (10,000)        --
Net cash used for investing activities       (12,889)      (3,084)

Cash flows from financing activities:
Increase in revolving credit
    agreement borrowings                      35,100       14,373
Net cash provided by financing
    activities                                35,100       14,373

Increase (Decrease) in cash and cash
   equivalents                                 1,070       (2,491)

Cash and cash equivalents, beginning
    of period                                  2,065        2,554
Cash and cash equivalents, end of period    $  3,135      $    63

                        See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements included herein have been prepared by Amstar Corporation ("Amstar" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The information reported reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the periods reported. The results of operations for the three month period ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

2. On June 30, 1989, the holders of all then outstanding shares of common stock of Amstar exchanged (the "Amstar Exchange") such shares for shares of common stock of ESSTAR Holdings Inc., a Delaware corporation, now known as ESSTAR Incorporated ("Esstar"). Simultaneously with the Amstar Exchange, the holders of all then outstanding shares of common stock of EI Holdings Corp., a Delaware corporation ("EI Holdings"), exchanged such shares for shares of Esstar common stock (together with the Amstar Exchange, the "Combination"). As a result of the Combination, Amstar and EI Holdings each became direct, wholly owned subsidiaries of Esstar. The Company holds an investment in certain securities of ESSEX Holdings, Inc. ("Essex") formerly known as ESSEX Industries Inc., a subsidiary of EI Holdings. (See "Long-Term Investments" on page 8.)

3.  Operations include Milwaukee Electric Tool Corporation
("METCO"), which produces and sells heavy-duty portable electric power tools and accessories.

4. Inventories, which are stated at the lower of cost, under the last-in, first-out (LIFO) method, or market, consisted of the following (thousands of dollars):

                                     March 31,   December 31,
                                       1995          1994

    Raw materials and parts          $26,961       $24,672
    In-process                         1,411         1,423
    Finished products                 27,154        21,060
                                     $55,526       $47,155

5.  The Company adopted FAS 109 effective January 1, 1993.
Accordingly, deferred income taxes reflect the tax consequences on future years of differences between the tax and financial reporting bases of assets and liabilities.

Under the terms of a tax sharing arrangement with Esstar, Amstar provides for income taxes as if it files its own consolidated return. The provision for income taxes for the quarters ended March 31, 1995 and 1994 were as follows (thousands of dollars):

                                Quarter Ended March 31,
                                  1995           1994
         Current:
                 Federal         $ 3,625        $1,801
                 State             1,027           644
                                   4,652         2,445
         Deferred:
                 Federal          (1,423)         (923)
                 State                20            20
                                  (1,403)         (903)

         Total Provision         $ 3,249        $1,542

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                           Results of Operations



Quarter Ended March 31, 1995 and 1994

Sales

         Net sales were $93.9 million during the quarter ended March 31, 1995, an increase of $15.1 million, or 19.2%, over the prior year period. The increase is due to a 13.2% increase in unit sales of tools and accessories and a 5.3% increase in the average tool unit and accessory selling price.

Income from Operations

         Operating income was $12.7 million during the quarter ended March 31, 1995, compared with $8.6 million during the comparable
1994 quarter. The greater operating income was the result of higher gross profit, partially offset by increased selling, general and administrative expenses during the current quarter.

         During the quarter ended March 31, 1995, gross profit was $6.5 million greater than the comparable prior year quarter. Of this increase, $4.7 million was attributed to greater sales volume.
Gross margin increased during the current quarter to 32.9% of net sales from 31.0% during the prior year quarter, resulting in an additional $1.8 million in gross profit.

         Selling, general and administrative expenses, including corporate expenses, increased $2.3 million during the quarter ended March 31, 1995, in comparison to the comparable prior year period. These expenses increased primarily as a result of greater costs incurred relating to selling and marketing programs. However, this represents a decrease of 0.6%, as a percentage of sales.

Other Items

         Interest expense, net, which primarily reflects interest on the 11.375% Senior Subordinated Notes (the "Notes"), increased by
$0.2 million, primarily as a result of greater average outstanding balances on the Company's revolving credit facility.

                        Financial Condition

Working Capital

    Exclusive of the current portion of long-term debt, the Company's working capital was $83.3 million on March 31, 1995, compared with $56.1 million on December 31, 1994. The increase is primarily due to an increase in inventories of $8.4 million, and decreases in accrued interest and accrued payroll and benefits of $5.6 and $6.2 million, respectively. Increased sales have necessitated higher inventory levels. Accrued interest decreased as a result of the timing of the semiannual interest payment on the Notes, which was paid on February 15, 1995. Accrued payroll and benefits decreased primarily as result of the payment of METCO's year-end profit sharing benefits. All other working capital changes, are normal period-to-period variations.

Long-Term Investments

    On June 30, 1989, in connection with the Combination, the Company made the Intercompany Loan to Essex (the "Intercompany Loan"). The Intercompany Loan was evidenced by $152.7 million aggregate principal amount of Senior Subordinated Discount Notes due 1997 (the "Discount Notes") and $100.0 million aggregate principal amount of 14% Subordinated Debentures due 1997 (the "Debentures"). Interest on the Debentures was payable semi-annually, on August 1 and February 1 of each year. Essex paid the Company $1.2 million, due on August 1, 1989, and $7.0 million due on each of February 1, 1990, August 1, 1990, February 1, 1991 and August 1, 1991, of interest in cash on the Debentures, as required under the terms thereof. On December 31, 1991, the Discount Note Indenture was amended to provide that, among other things, at the option of Essex, the date from and after which cash interest must be paid on the Discount Notes may be extended to the maturity of the Discount Notes, February 1, 1997. Pursuant to a Debt Exchange Agreement dated as of December 31, 1991, between Amstar and Essex, Amstar exchanged $100.0 million aggregate principal amount of the Debentures, plus the right to accrued interest thereon, and $25.0 million accreted value of the Discount Notes, for $86.6 million of the Notes (the "Debt Swap"). As of December 31, 1993, the Company held approximately $107.8 million accreted value of Discount Notes. Subsequent to December 31, 1993, Essex informed the Company that as of December 31, 1993, Essex wrote off the remaining balance of its goodwill of $82.3 million. Based on this information, the Company determined that, as of December 31, 1993, the ultimate realization of a portion of the Discount Notes may be in doubt. Accordingly, the Company has classified the accreted value of the Discount Notes as an offset to stockholder's equity in the consolidated balance sheets as of December 31, 1993, and thereafter, and has reserved in full against the accretion of interest on the Discount Notes subsequent to December 31, 1993. As a result, the Company has not included Essex's financial statements or a discussion of the results of operations and financial condition of Essex.

Leverage, Credit Availability and Liquidity

    Subsequent to December 31, 1993, Essex informed the Company that Essex wrote off the remaining balance of its goodwill (See "Long-Term Investments" on page 8.) Accordingly, as of December 31, 1993, and thereafter, the Company classified the Discount Notes as an offset to stockholder's equity in the consolidated financial statements, resulting in a reduction in net equity of $107.8 million. Exclusive of this reduction, the total debt to equity ratio was 2.6 to 1.0 on March 31, 1995, as compared to 2.1 to 1.0 on December 31, 1994.

    As of March 31, 1995, the Company's debt included $195.3 million principal amount of the Notes (excluding $3.5 million principal amount of Notes beneficially owned by the Company that are held pursuant to an escrow agreement to secure certain obligations of the Company).

    On December 31, 1991, METCO entered into a credit agreement (the "Credit Agreement") with Heller Financial, Inc. The Credit Agreement, as amended, provides for a primary revolving loan facility of $45.0 million (up to $15.0 million of which may be used for letters of credit), and a secondary revolving loan facility of $15.0 million (collectively the "Credit Facility"). In addition, the Credit Agreement provides for a primary letter of credit facility of $15.0 million.

    Borrowings under the primary revolving facility are limited to 90% of eligible accounts receivable of METCO, as defined, 65% of eligible inventory, as defined, and the primary letter of credit borrowing base of $15.0 million, as defined. Borrowings under the Credit Facility bear interest at either the London Interbank Offered Rate (LIBOR), plus 3.0% to 3.75%, or the prime rate plus 1.75% to 2.5%, with borrowings under the secondary revolving loan facility bearing the higher interest rates. There is a 2.0% per annum fee on all outstanding letters of credit and a 0.5% per annum fee on the unused portion of the Credit Facility. In addition, if METCO's operating cash flow, as defined, does not meet certain minimum ratios for a specified period of time, these interest rates will increase by 1.0% on the Credit Facility borrowings and by 0.5% on the outstanding letters of credit. As of April 30, 1995, METCO's operating cash flow met those ratios.

    The loans made and letters of credit issued pursuant to the Credit Agreement are secured by substantially all the real and personal property of METCO, the capital stock of METCO and 65% of the capital stock of METCO's subsidiaries. Additionally, the Company has guaranteed the indebtedness of METCO under the Credit Agreement.

    The Credit Agreement expires on December 31, 1995 and all obligations outstanding thereunder become due and payable at that time. As such, outstanding obligations under the Credit agreement of $45.1 million have been reflected as a current obligation on the balance sheet of the Company as of March 31, 1995.

    On March 31, 1995, there was $45.0 million outstanding under the primary revolving facility, including $7.5 million of letters of credit, and $7.6 million outstanding under the secondary revolving loan facility. Additionally, there was $15.0 million of letters of credit outstanding under the primary letter of credit facility. As of the same date, there was $7.4 million of available credit remaining under the terms of the Credit Agreement.

    As of May 4, 1995, there was $45.0 million outstanding under the primary revolving facility, including $7.5 million of letters of credit, and $8.3 million outstanding under the secondary revolving loan facility. Additionally, there was $15.0 million of letters of credit outstanding under the primary letter of credit facility. There was $6.7 million of availability remaining under the terms of the primary revolving facility as of the same date.

    The indenture for the Notes and the Credit Agreement contain various covenants that restrict the business activities of the Company. As of April 30, 1995, Amstar was in compliance with the covenants in those agreements. The Company anticipates that the Company and its subsidiaries will remain in compliance with all such covenants through the expiration of the Credit Agreement on December 31, 1995.

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

    The Company is in the process of reviewing various alternatives to its present capital structure, including the potential refinancing of indebtedness outstanding under the Notes. The availability of refinancing, if pursued, would be subject to a number of factors, including market conditions, economic conditions and the Company's operating performance. While the Company has experienced positive trends in its fiscal 1994 operating results and in its first quarter 1995 operating results, there can be no assurance as to the Company's operating performance during the remainder of 1995 or as to the other conditions necessary to consummate a refinancing. Therefore, there can be no assurance that a refinancing or other transaction, if pursued, would occur. Esstar has advised the Company that it is reviewing potential alternatives with respect to its consolidated financial and corporate structure.

Dividends

    On March 27, 1995, the Company declared, and subsequently paid on March 29, 1995, a dividend in the aggregate amount of $10.0 million on its issued and outstanding shares of capital stock, all of which are owned by Esstar.

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



                        AMSTAR CORPORATION
                        (Registrant)




Dated: May 13, 1995     By/s/ Jeffrey A. Mereschuk        Principal
                              Jeffrey A. Mereschuk        Financial
                              Vice President,             Officer
                              Treasurer and Chief
                              Financial Officer





Dated: May 13, 1995     By/s/ John D. Speridakos     Principal
                              John D. Speridakos     Accounting
                              Controller             Officer